Form 10KSB
period 2007-12-31
Bio-Solutions Corp.
filed 2008-04-10
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____to_____
Commission File Number: 333-147917

Bio-Solutions Corp.
 (Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14517, Joseph Marc Vermette, Mirabel (Québec), Canada	J7J 1X2
(Address of principal executive offices)	(Zip Code)
(514) 686-2611
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒Yes      ☐ No

State issuer's revenues for its most recent fiscal year. $37,951.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of April 7, 2008, approximately $0.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 7, 2008, there were 9,286,500 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):                 ☐ Yes        ☒ No

PART I

Item 1. Description of Business.

Our Background. We were incorporated under the laws of the State of Nevada on March 27, 2007.

Our Business. We are a manufacturer of a premix product for the poultry industry called Nutra-Animal. Nutra-Animal is an anti-oxidant containing wheat middlings, vitamin E, calcium carbonate, soya grains treated at warm heat, shrimp flour, sodium aluminocilicate and fish oil. We have conducted studies that we believe demonstrate the positive impact of Nutra-Animal on growth, reinforcement of the immune system, as well as the ratio of net weight of flesh. We plan to expand the chicken feed product line in the next twelve months. We also plan to conduct additional tests to improve and adjust our products for the different types of poultry. We hope to conduct studies on pigs during 2008 and on calves beginning in 2009.

Our Supplier. Our supplier for the raw material used in our Nutra-Animal blend is called Ocean-Biokem. Our first order of raw materials was purchased from Natural Solutions International, a private company controlled by our Roger Corriveau, our officer and director, which purchased the materials from Ocean-Biokem. We anticipate that we will continue to purchase goods from Natural Solutions International until we negotiate a direct supply agreement with Ocean-Biokem for the direct supply of products. We may need to develop relationships with additional suppliers so that we will have alternative suppliers in the event that our current supplier does not desire or is unable to supply a sufficient amount of products to meet our customers’ requirements. We also plan to enter arrangements with other suppliers to diversify our product offerings. However, we do not currently have any formal agreement, understanding or arrangements with any other suppliers. We do not know when we will be able to secure a relationship with another supplier although we hope to secure another relationship during 2008.

We do not have a written agreement with Ocean-Biokem. We hope to enter into a written, long-term agreement with Ocean-Biokem, although we cannot guaranty that we will be able to enter into such an agreement

Our Target Markets and Marketing Strategy.  We believe that our primary market is chicken integrators as well as chicken feed manufacturers in Canada. We hope to expand our operations in the United States and, to that extent, we have initiated talks with various customers in the United States. Our management has started approaching major chicken integrators for them to test the product, as those approached have expressed the wish to conduct some in house tests.

We intend aggressively market and promote the “Nutra-Animal” brand. We have initiation pig farms to educate their clients on new product developments and improvements to existing products. We intend to provide educational seminars in chicken breeding regions to explain the benefits of Nutra-Animal and educate the farmers to properly prepare and mix the various feed components. As we market and sell directly to chicken integrators, we are able to collect and analyze data from those parties which assists in preparation and design of new products. We also plan to attend agricultural conventions that take place in the market areas where we currently conduct business as well as in provinces that we expect to enter. We may also place advertisements and promotional pieces in agricultural trade journals.

Growth Strategy. Our primary objective is to become one of the dominant providers of chicken pre-mix, to offer the chicken industry the possibility to raise healthier chicken and obtain a better yield on the market. We originally concentrated our efforts in the province of Québec, Canada. Recently, we started using a similar strategy in the province of Ontario and Western Canada. We also recently started conducting some tests with integrators in the United States and plan to market our products in the United States in the early 2008.

We believe that we will be able to generate additional revenues by increasing the size of our product line, thereby increasing the number of pre-mixes or feeds that we can sell. We intend to look for opportunities to produce other types of pre-mixes or feeds. We also believe that there may be opportunities to enter into joint venture agreements with companies that produce other pre-mixes or feeds other than our own. In addition to continually developing and evaluating new pre-mixes or feeds, we may consider the acquisition of other companies operating in a similar fashion.

Our Website.  Our website www.bio-solutions-corp.net is under construction and will provide scientific information on the products sold by the Company as well as new products being tested. Our website will also provide a description of our business together with our contact information including our address, telephone number and e-mail address. We also believe that we can use our website to facilitate sales of our products as well as increase brand awareness.

Our Competition. The animal feed industry is significantly competitive. We have competitors that have been providing traditional animal feed, including chicken pre-mix, for many years and have more resources than we do. Many of those competitors have significantly greater financial, human and marketing resources than we have. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than we do. If we do not compete effectively with current and future competitors, we may be unable to secure client contracts, or we may be required to reduce our rates in order to compete effectively. This could result in a reduction in our revenues, resulting in lower earnings or operating losses.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do and they may compete more effectively than we can. We anticipate that competition will increase in the future. We may not successfully compete in any market in which we conduct or may conduct operations.

Although we believe our product is unique, other products containing anti-oxidants, mainly from Vitamin E and selenium are available on the market. We have spent a significant amount of time and energy researching and conducting studies and tests of our Nutra-Animal product. We hope that provides an advantage for us over our competitors. In addition, our ability to compete effectively will be dependent on our management establishing close relationships with a number of keys clients to constantly work with the client to improve our products.

Government Regulation. Through the laws and regulations of Canada and the provincial governments of Québec and Ontario, our products and services are subject to material regulation by governmental agencies responsible for the agricultural and commerce industries. As such, business and company registrations, production license, and our products are certified and must be in compliance with the laws and regulations of provincial and other local governments and industry agencies. Our Nutra-Animal pre-mix has been approved for sale by the Canadian Food Inspection Agency under No. 982676 and we believe we are authorized to sell Nutra-Animal in the United States.

We are also subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in Nevada and the United States.

Our Research and Development. Our research and clinical studies have been conducted by Mr. Daniel Venne, a veterinarian, originally on the premises of our director Gilbert Pomerleau and then on the premises of third parties. To maintain a competitive advantage in the marketplace and keep pace with current developments, we will need to engage in continuous research and development.

Intellectual Property. We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

Our success will depend on our ability to continue to develop and pre-mix and feed products. We currently have not applied for patents for our products or formulas, as our management believes an application for such patents would result in public knowledge of our proprietary technology and formulas. As we do not have patent protection for this technology or formula, we may not be able to protect our rights to this intellectual property, if our competitors discover or illegally obtain this technology or formula. Our inability to protect our rights to this intellectual property may adversely affect our ability to prevent competitors from using our products and developments.

We own the Internet domain name “www.bio-solutions-corp.net” Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Employees. As of December 31, 2007, we have one full-time employee. We believe we may need to hire two additional employees in the next six months so that we can service the orders. From time-to-time, we anticipate that we may use the services of independent contractors and consultants to support our expansion and business development.

Facilities. Our executive, administrative and operating offices are located at 14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2. Roger Corriveau, our president, chief executive officer and director, provides approximately 200 square feet of office space and 250 feet of warehousing space at no charge. Our financial statements reflect the fair market value of that space which is approximately $500 per month. Mr. Corriveau does not expect to be reimbursed for providing these facilities. That amount has been included in the financial statements as additional capital contribution by Mr. Corriveau. We do not have a lease or written lease or sublease agreement with Mr. Corriveau. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Risk Factors.

Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. The risks described below are those we currently believe may materially affect us.

Risks Related to our Business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We were formed on March 27, 2007. Our lack of operating history in the animal feed industry, which makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

Because we are a development stage, we have limited revenues to sustain our operations

We are a development stage company that is currently developing our business. To date, we have only generated very limited revenues. The success of our business operations will depend on our ability to obtain clients and provide quality products to those clients. We are not able to predict if we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of December 31, 2007, our net loss since inception was $64,653. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

We are dependent on one supplier for the main ingredient used in our product, and we do not currently have any other source for that ingredient.

We rely on one key supplier for the main ingredient used in our product. We do not have long term supply agreement with that supplier. We cannot guaranty that the said supplier will continue to supply us with the main ingredient used in our product. In the event that we cannot buy the ingredient from that supplier, we will need to develop a relationship with another supplier. Our failure to develop another relationship with a different supplier will significantly affect our ability to generate significant revenues.

Four customers account for a majority of our revenue, and the loss of those customers would result in a loss of a significant amount of our revenues.

Approximately 86% of our revenue was generated by four customers that were all considered to be major customers. A major customer is one that represents at least 10% of our revenue. In addition, all of our receivables are due from one of these four customers. If we were to lose any of those major customers, we would lose a significant amount of our revenues.

We may not be able to compete effectively with other resellers, manufacturers and wholesalers of animal feed.

The animal feed industry is significantly competitive. We have competitors that have been providing traditional animal feed, including chicken pre-mix, for many years and have more resources than we do. Many of those competitors have significantly greater financial, human and marketing resources than we have. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than we do. If we do not compete effectively with current and future competitors, we may be unable to secure client contracts, or we may be required to reduce our rates in order to compete effectively. This could result in a reduction in our revenues, resulting in lower earnings or operating losses.

We anticipate that we may need to raise additional capital to market our products and expand our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

We are currently not engaged in any sophisticated marketing program to market our products, because we lack capital and revenues to justify the expenditure. We believe that we will need to raise $250,000 to fully implement our business plan. We may need to spend more funds on marketing and promotion than we have initially estimated. Therefore, if we need additional funds, we will need to raise additional capital in addition to the funds raised in this offering.. We do not know if we will be able to acquire additional financing at commercially reasonable rates. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund our sales and marketing activities.

If we are unable to successfully execute our growth strategy, our business and future results of operations may suffer.

Our growth strategy includes increasing the number of clients that we serve, selectively expanding the geographic reach of our products and broadening the scope of our products offerings. In connection with our growth strategy, we will be required to increase our sales and marketing efforts. Our growth strategy exposes us to a number of risks, including the following:

·
geographic expansion requires start-up costs, and often requires lower rates to generate initial business. In addition, geographic expansion may disrupt our patterns to and from and within the expanded area and may expose us to areas where we are less familiar with customer rates, operating issues and the competitive environment;

·	growth may strain our management, capital resources and customer service;
·	hiring new employees may increase training costs and may result in temporary inefficiencies as the employees learn their jobs; and
·	expanding our products offerings may require us to enter into new markets and compete with additional competitors.

We cannot guaranty that we will overcome the risks associated with our growth. If we fail to overcome such risks, we may not realize additional revenue or profitability from our efforts and we may incur additional expenses.

Outbreaks of livestock disease can adversely affect sales of our products.

Outbreaks of livestock diseases can significantly affect demand for our products. An outbreak of disease could result in governmental restrictions on the sale of livestock products to or from customers, or require our customers to destroy their chickens. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on the agricultural products industry and our ability to market our products successfully.

We have limited marketing and sales capabilities.

Our future success depends, to a great extent, on our ability to successfully market our products. We currently have limited sales and marketing capabilities. Consequently, we will need to identify and successfully target particular market segments in which we believe we will have the most success. These efforts will require a substantial, but unknown, amount of effort and resources. We cannot assure you that any marketing and sales efforts undertaken by us will be successful or will result in any significant sales.

Our products and processes can expose us to product liability claims.

Product liability claims or product recalls can adversely affect our business reputation and expose us to increased scrutiny by provincial and governmental regulators. The packaging, marketing and distribution of agricultural feed products entail an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death of livestock, other animals or humans. We could be required to recall certain of our products in the event of contamination or damage to the products. In addition to the risks of product liability or product recall due to deficiencies caused by our production or processing operations, we may encounter the same risks if any third party tampers with our products. We cannot assure you that we will not be required to perform product recalls, or that product liability claims will not be asserted against us, in the future. Any claims that may be made may create adverse publicity that would negatively affect our ability to market our products successfully.

Our officers and directors are engaged in other activities that could conflict with our interests. Therefore our officers and directors may not devote sufficient time to our affairs, which may affect our ability to conduct marketing activities and generate revenues.

The individuals serving as officers and directors have existing responsibilities and may have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities may occur from time to time, in that our officers and directors shall have conflicts of interest in allocating time, services and functions between the other business ventures in which they may or become involved and our affairs. Outside demands on our management’s time may prevent them from devoting sufficient time to our operations.

We depend on the efforts and abilities of our management to continue operations.

Our management is our only employees with experience relevant to the business. In addition, the demand on their time will increase because of our status as a public company. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained. We do not currently have any executive compensation agreements. We cannot guaranty that our management will remain with us.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases. Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues.

We hope to obtain significant revenues from future product sales.  In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Risks Related to Owning Our Common Stock

Our officers, directors and principal shareholders own approximately 89.44% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, director and principal shareholders beneficially own, in the aggregate, approximately 89.44% of our outstanding shares of common stock.  Such concentrated control of the company may negatively affect the price of our common stock.  Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.

Our common stock may be subject to penny stock regulations which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

Item 2. Description of Property.

Property held by us. As of December 31, 2007, we held no real property.  We do not presently own any interests in real estate.

Our Facilities.  Our executive, administrative and operating offices are located at 14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2. Our president, secretary and one of our directors, provides approximately 200 square feet of office space as well as 250 feet of warehousing space at no charge. Our financial statements reflect the fair market value of that space which is approximately $500 per month. That amount has been included in the financial statements as additional capital contribution by Mr. Corriveau. We do not have a lease, written lease or sublease agreement for the premises with Mr. Corriveau. Mr. Corriveau does not expect to be reimbursed for providing these facilities. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Market Information.  Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. As a reporting company, we are filing this annual report on Form 10-KSB, which includes audited financial statements

As of December 31, 2007, there were 43 record holders of our common stock, holding approximately 9,286,500 shares.

There are no outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have not agreed to register for sale any shares of common stock held any of our shareholders.

There have been no cash dividends declared on our common stock.  Dividends are declared at the sole discretion of our Board of Directors.

In December 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,066,500 shares of our outstanding common stock.  On December 21, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

In May 2007, we issued Roger Corriveau, our president, chief executive officer and one of our directors, 6,000,000 shares, Gilbert Pomerleau 500,000 shares, and Ghislaine St-Hilaire 1,500,000 of our common stock for a total cash consideration of $8,000, or $0.001 per share. The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, , which exemption is specified by the provisions of Section 5 of that act and Regulation S.

From June to September 2007, we issued 1,286,500 shares of our common stock for $0.10 per share. The gross proceeds to us were $128,650. The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, which exemption is specified by the provisions of Section 5 of that act and Regulation S.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2007, for the sale of registered securities.

Penny Stock Regulation.  Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

·	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
·
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

·	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
·	a toll-free telephone number for inquiries on disciplinary actions;
·	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
·	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

·	the bid and offer quotations for the penny stock;
·	the compensation of the broker-dealer and its salesperson in the transaction;
·	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
·	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Purchases of Equity Securities. None during the period covered by this report.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007

Results of Operations

For the period from March 27, 2007 (inception) through December 31, 2007.

Revenues. We had revenues of $37,951 for the period from March 27, 2007 (inception) through December 31, 2007.  Our cost of revenues for that period was $16,145, which resulted in a gross profit of $21,806. We hope to generate additional revenues as continue operations and implement our business plan.

Operating Expenses. For the period from March 27, 2007 (inception) through December 31, 2007, our total operating expenses were $86,459. For that period, we had professional expenses of $49,400, accounting fees of $20,200 and general and administrative expenses of $16,859. The professional and consulting fees are comprised of legal, accounting and consulting expenses related to becoming a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Income or Loss.  For the period from March 27, 2007 (inception) through December 31, 2007, our net loss was $64,653 with a net loss per share of $0.01. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources.

We had cash of $7,990, as of December 31, 2007, accounts receivable of $2,522, and inventory of $68,936, all of which equals our current and total assets of $79,448 as of that date. Our current liabilities were $14,281, as of December 31, 2007, all of which was represented by accounts and accrued expenses.  We had no other liabilities and no long term commitments or contingencies as of December 31, 2007.

In May 2007, we issued 8,000,000 shares for a total cash consideration of $8,000, or $0.001 per share. From June to December 2007, we issued 1,286,500 shares of our common stock for a total cash consideration of $128,650, or $0.10 per share. We have used a significant portion of those proceeds for professional fees related to the audit of our financial statements and the preparation of our Registration Statement on Form SB-2. We intend to use the balance of those proceeds for working capital.

In December 2007, we filed a Registration Statement on Form SB-2 for the registration of 1,066,500 shares of our outstanding common stock. On December 21, 2007, our registration statement was declared effective by the Securities and Exchange Commission. The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

During 2008, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, we must increase the number of clients we service and market and promote our products. With the second phase of tests being presently conducted by one of the major chicken integrator in the United States, the first phase having been successful, we should be able to start selling our product in the United States in third quarter of 2008. We are currently pursuing additional accounts by researching and contacting medium to large size integrators to convince them to conduct in house tests on our products. We are developing new updated sales and marketing materials including brochures describing the products that we provide so that we can provide a professional appearance to potential clients.

During the next three to six months, our primary objective is to increase our client base so we can generate revenues to support our operations. In addition, we need to obtain additional clients as four customers account for approximately 86% of our revenues. If we were to lose any of those customers, we would lose a significant portion of our revenues. During the next six to twelve months, we hope to expand our operations, based on the successful testing by prospective clients.

We had cash of $7,990 as of December 31, 2007. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, directors and principal shareholders are not committed to contribute funds to pay for our expenses.

We are not currently conducting any research and development activities, although we anticipate we may conduct such activities in the next twelve months. We do not anticipate that we will purchase or sell any significant equipment. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

BIO-SOLUTIONS CORP.

Report of Independent Registered Public Accounting Firm

To the Directors of
Bio-Solutions Corp.

We have audited the accompanying balance sheet of Bio-Solutions Corp. (the "Company") as of December 31, 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the period March 27, 2007 (Inception) through December 31, 2007. Our responsibility is to express an opinion on these financial statements based on our audit.
.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Solutions Corp. as of December 31, 2007, and the results of its statements of operations, changes in stockholders’ equity, and cash flows for the period March 27, 2007 (Inception) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in process of executing its business plan and expansion. The Company has not generated significant revenue to this point, however, has been successful in raising funds in their private placement. The lack of profitable operations and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KBL, LLP

New York, NY
April 1, 2008

BIO-SOLUTIONS CORP.
BALANCE SHEET
DECEMBER 31, 2007

ASSETS
IN US$

CURRENT ASSETS
Cash	$7,990
Accounts receivable	2,522
Inventory	68,936
Total current assets	79,448

TOTAL ASSETS	$79,448

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,281
Total current liabilities	14,281

TOTAL LIABILITIES	14,281

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized, 9,286,500 shares issued and outstanding	9,287
Additional paid in capital	127,363
Accumulated deficit	(64,653)
Accumulated other comprehensive income (loss)	(6,830)
Total stockholders' equity	65,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,448

 The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD MARCH 27, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

IN US$

MARCH 27, 2007
(INCEPTION)
THROUGH
DECEMBER 31, 2007

REVENUE	$37,951

COST OF REVENUES
Beginning inventory	-
Purchases	85,081
Ending inventory	(68,936)
Total Cost of Revenues	16,145

GROSS PROFIT	21,806

OPERATING EXPENSES
Professional fees	49,400
Accounting fees	20,200
General and administrative	16,859
Total operating expenses	86,459

NET (LOSS)	$(64,653)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,401,366

NET (LOSS) PER SHARE	$(0.01)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MARCH 27, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

IN US$

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Accumulated	Income
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance - March 27, 2007	-	$-	$-	$-	$-	$-

Common shares issued for cash	9,286,500	9,287	127,363	-	-	136,650

Net loss for the period	-	-	-	(64,653)	(6,830)	(71,483)

Balance - December 31, 2007	9,286,500	$9,287	$127,363	$(64,653)	$(6,830)	$65,167

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF CASH FLOW
FOR THE PERIOD MARCH 27, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

IN US$

MARCH 27, 2007
(INCEPTION)
THROUGH
DECEMBER 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(64,653)

Adjustments to reconcile net (loss)
to net cash used in operating activities:

Change in assets and liabilities
(Increase) in accounts receivable	(2,344)
(Increase) in inventory	(64,066)
Increase in accounts payable and accrued expenses	26,667
Total adjustments	(39,743)
Net cash (used in) operating activities	(104,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	136,650
Net cash provided by financing activities	136,650

Effect of foreign currency	(24,264)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,990

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$7,990

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

On March 27, 2007, Bio-Solutions Corp. (the “Company”) was incorporated in the State of Nevada.

The Company is a manufacturer of a pre-mix for chicken integrators called Nutra-Animal, a pre-mix anti-oxidant containing wheat middlings, vitamin E, calcium carbonate, soya grains treated at warm heat, shrimp flour, sodium aluminocilicate and fish oil.

The Company to date has conducted three clinical studies that have demonstrated the positive impact of Nutra-Animal (chicken) on growth, reinforcement of the immune system, as well as the ratio of net weight of flesh. The product has been approved for sale in Canada by the Canadian Food Inspection Agency under number 982676.

The Company’s supplier for the distinctive raw material used in the Nutra-Animal blend has worldwide exclusive rights.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses in their initial period, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

In the opinion of management, the current funds raised to date will satisfy the working capital requirements for the next twelve months. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officers and directors may need to contribute funds to sustain operations.

The Company wet effective on their SB-2 Registration Statement with the United States Securities and Exchange Commission to register shares of common stock for resale in the fourth quarter of 2007.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, whiles the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the period March 27, 2007 (Inception) through December 31, 2007, the Company recorded approximately ($6,830) in translation (losses).

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Although the Company does not have any fixed assets at this point. Any fixed assets acquired in the future will be stated at cost, less accumulated depreciation. Depreciation will be provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred.

Recoverability of Long-Lived Assets

Although the Company does not have any long-lived assets at this point, for any long-lived assets acquired in the future the Company will review their recoverability on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable, accrued expenses, and accounts receivable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Revenue Recognition

The Company generates revenue from the sales of their products in accordance with Staff Accounting Bulletin 101. The criteria for recognition are as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectable is reasonably assured.

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of December 31, 2007. The right of return does exist for a small period subsequent to sale, however, their have been no refunds since inception.

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

(Loss) Per Share of Common Stock (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

Net loss	$(64,653)

Weighted-average common shares
Outstanding (Basic)	6,401,366

Weighted-average common stock
Equivalents
Stock options	-
Warrants	-

Weighted-average common shares
Outstanding (Diluted)	6,401,366

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. Of the total of $68,936, $63,453 is raw materials with the balance being finished goods.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2007, no additional accrual for income taxes is necessary.

Recent Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on the Company’s consolidated financial position, results of operations or cash flows.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3-	STOCKHOLDERS’ EQUITY

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001.

The Company between June and Octember 2007 has issued 9,286,500 shares of common stock in a private placement for $136,650.

The Company has not issued any options or warrants to date.

NOTE 4-	RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by the President of the Company. The Company purchases goods and uses office space in the other company’s offices. The Company is currently not being charged rent, however, will likely enter into a sublease agreement. For the period March 27, 2007 through December 31, 2007, the Company paid $73,900 in inventory and other expenses to this company. Approximately $4,605 is owed to this company at December 31, 2007.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 5-	MAJOR CUSTOMERS

Approximately 80% of the Company’s revenue was generated by three customers that were all considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. All of the Company’s receivables are due from one of these four customers.

NOTE 6-	PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

As of December 31, 2007, there is no provision for income taxes, current or deferred.

Net operating losses	$21,982
Valuation allowance	(21,982)

$-

At December 31, 2007, the Company had a net operating loss carry forward in the amount of $64,653, available to offset future taxable income through 2027.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended December 31, 2007 is summarized below.

2007
Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B except for the following:

On January 7, 2008, we were notified that effective January 1, 2008, Michael Pollack CPA, LLC (“Pollack”) had merged into the accounting firm of KBL, LLP (“KBL”), and that Pollack resigned as our independent registered public accounting firm. A copy of Pollack’s letter regarding the resignation is included as Exhibit 16.1 to our Form 8-K filed on February 1, 2008.

The report of Pollack on our financial statements for the period from March 27, 2007 (inception) to September 30, 2007, contained an explanatory paragraph relating to our ability to continue as a going concern. Other than this report modification, the report of Pollack on our financial statements for the period from March 27, 2007 (inception) to September 30, 2007 did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

We engaged KBL, as our new independent auditors, effective as of January 29, 2008, to audit our financial statements for the year ended December 31, 2007, and to perform procedures related to the financial statements included in our current reports on Form 8-K and quarterly reports on Form 10-QSB.

The decision to engage KBL, was approved by our Board of Directors on January 29, 2008.

During the period from March 27, 2007 (inception) to September 30, 2007, and the subsequent interim period through January 7, 2008, the date of resignation, there were no disagreements with Pollack on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Pollack, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-B during our two most recent fiscal years and the subsequent interim period through January 8, 2008, the date of resignation.

We made the contents of that Form 8-K available to Pollack and requested it to furnish a letter to the Securities and Exchange Commission as to whether Pollack agrees or disagrees with, or wishes to clarify our expression of our views. A copy of Pollack’s letter to the Securities and Exchange Commission was included as Exhibit 16.2 to that Form 8-K.

Other than in connection with the engagement of KBL by us, during the period from March 27, 2007 (inception) to September 30, 2007, and through January 7, 2008, we did not consult KBL, regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B or the related instructions thereto or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-B.

Item 8A. Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2007, our internal control over financial reporting is not effective based on those criteria, due to the following:

·
lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Name	Age	Position
Roger Corriveau	59	president, chief executive officer and a director
Gilbert Pomerleau	42	vice president, chief financial officer, director
Ghislaine St-Hilaire	58	vice president and secretary, director

Roger Corriveau. Mr. Corriveau has been the president, chief executive officer and a director since our inception. He is the founder and the majority shareholder of the company. He is also a majority shareholder of Natural Solutions International, a private company specialized in the distribution of certain natural food supplements for human consumption as well as beauty products. Mr. Corriveau was formerly vice-president, business development for one of the leading companies in the distribution and marketing of Krill based products. From the early 2000’s, Mr. Corriveau has traveled the world to identify customers and suppliers of natural products.. Mr. Corriveau has vast experience in sales and marketing, having been a real estate broker from 1982-1992 and a registered agent of insurance and other related financial products from 1992-2002. Since 2001, Roger Corriveau is the vice-president of the Canada China chamber of Commerce.  Mr. Corriveau is not a director of any other reporting company.

Gilbert Pomerleau. Mr. Pomerleau has been vice president, chief financial officer and a director since our inception. In 1980, Mr. Pomerleau started his career in his family business of breeding poultry, pigs and cows. During this time, Mr. Pomerleau developed an interest for new and innovative breeding techniques. The family owned farm produces more than 165,000 chickens per year. Mr. Pomerleau initiated the use of the marine based natural supplements in the daily diet of 30,000 chickens. Mr. Pomerleau is not a director or officer of any other reporting company.

Ghislaine St-Hilaire. Ghislaine St-Hilaire has been a vice-president, secretary and a director since our inception. She is responsible for the daily management of our operations. Ghislaine St-Hilaire has been working in business management for the past thirty years, with small and medium size businesses, supporting them with her expertise in accounting. She has worked in international business with the Canadian International Development Agency. Mrs. St-Hilaire is not a director of any other reporting company.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Roger Corriveau’s, Gilbert Pomerleau’s and Ghislaine St-Hilaire’s terms of office expire on April 27, 2008. All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist) serve at the discretion of the board. Currently, directors receive no compensation.

Roger Corriveau and Ghislaine St-Hilaire may be considered common law spouses. There is no other family relationship between any of our officers or directors.  There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Code of Ethics. We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Nominating Committee.  Our entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer.  The Board will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the Board's need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, Ghislaine St-Hilaire at 14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Audit Committee Financial Expert.  Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee.  The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert.  However, the board of directors believes that there are not any audit committee members who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.”  Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” as competition for these individuals is significant.  The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Audit Committee. Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Item 10. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the period from our inception on March 27, 2007 through the year ending December 31, 2007.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Roger Corriveau President,	2007	0	0	0	0	0	0	0	0
Gilbert Pomerleau, Chief Financial Officer	2007	0	0	0	0	0	0	0	0
Ghislaine St-Hilaire, vice-president, secretary	2007	0	0	0	0	0	0	0	0

Except as set forth above, none of our officers and/or directors currently receives any compensation for their respective services rendered to the Company. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated sufficient revenues from our operations.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation in April 2007.

Long-Term Incentive Plans. As of December 31, 2007, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2007, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Roger Corriveau, president	0	0	0	0	0	0	0	0	0
Gilbert Pomerleau, chief financial officer	0	0	0	0	0	0	0	0	0
Ghislaine St-Hilaire, vice-president, secretary	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the period from March 27, 2007, our date of formation, through December 31, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Roger Corriveau	0	0	0	0	0	0	0
Gilbert Pomerleau	0	0	0	0	0	0	0
Ghislaine St-Hilaire	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 9, 2008, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Roger Corriveau 77, 572ième avenue St-Hippolyte, Québec, Canada, J8A 3L3	6,000,000 shares President, chief executive officer, director	64.61%
Common Stock	Gilbert Pomerleau 145, route 216 Ste-Marguerite, Québec, Canada, G0S 2X0	806,000 shares (1) Vice president, chief financial officer, director	8.68%
Common Stock	Ghislaine St-Hilaire (2) 77 572 ième avenue St-Hippolyte, Québec, J8A 3L3	1,500,000 shares Vice-president, secretary and director	16.15%
Common Stock	All directors and named executive officers as a group	8,306,000 shares	89.44%

(1) Includes 220,000 shares of common stock held by Gestion Gilbert Pomerleau Inc., which is controlled by Gilbert Pomerleau, our vice president, chief financial officer and one of our directors, and 86,000 shares of common stock held by 9180-4443 Quebec, Inc. which is also controlled by Gilbert Pomerleau, our vice president, chief financial officer and one of our directors.  Gilbert Pomerleau is deemed to beneficially own those shares.

 (2) Ghislaine St-Hilaire, our vice-president, secretary and director, who owns 1,500,000 shares, is the common law spouse of Roger Corriveau, our president, chief executive officer and one of our directors, who owns 6,000,000 shares. Therefore, each of Ghislaine St-Hilaire and Roger Corriveau may be considered to beneficially own 7,500,000 shares of common stock, which equals approximately 80.76% of our issued and outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships. Roger Corriveau and Ghislaine St-Hilaire may be considered common law spouses.

Related Party Transactions.

In May 2007, we issued Roger Corriveau, our president, chief executive officer and one of our directors, 6,000,000 shares, Gilbert Pomerleau 500,000 shares, and Ghislaine St-Hilaire 1,500,000 of our common stock for a total cash consideration of $8,000, or $0.001 per share.

From inception to the present, Roger Corriveau, our president, chief executive officer, and one of our directors, provides approximately 200 square feet of office space, as well as 250 feet of warehousing space, to us at no charge. Financial statements reflect as occupancy costs, the fair market value of that space which is approximately $500 per month. That amount has been included in the financial statements as additional capital contribution by Mr. Corriveau.

Our first order of raw materials was purchased from Natural Solutions International, a private company controlled by our Roger Corriveau, our officer and director. We anticipate that we will continue to purchase goods from Natural Solutions International until we negotiate a direct supply agreement with Ocean-Biokem for the direct supply of products. For the period March 27, 2007 through December 31, 2007, we paid $73,900 in inventory and other expenses. Approximately $4,605 is owed to Natural Solutions International at December 31, 2007. In addition, the formula for Nutra-Animal was developed by Roger Corriveau, our president, chief executive officer, and one of our directors. Mr. Corriveau has agreed to allow us to use that formula at no charge, although we do not have a formal agreement or arrangement relating to the use of that formula.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

·	disclose such transactions in prospectuses where required;
·	disclose in any and all filings with the Securities and Exchange Commission, where required;
·	obtain disinterested directors consent; and
·	obtain shareholder consent where required.

Director Independence.  Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 13. Exhibits

3.1	Articles of Incorporation*
3.2	Bylaws*
31	Section 302 Certifications by Chief Executive Officer and Chief Financial Officer
32	Section 906 Certifications by Chief Executive Officer and Chief Financial Officer
* Incorporated by reference to our registration statement on Form SB-2 filed on December 7, 2007.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year was $17,500.

Audit-Related Fees. For the fiscal year ended December 31, 2007, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal year ended December 31, 2007, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 .

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Mirabel (Québec), Canada, on April 9, 2008.

Bio-Solutions Corp. a Nevada corporation

By:	/s/ Roger Corriveau
Roger Corriveau
Its:	Principal executive officer President, chief executive officer and a director

By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
Its:	Principal accounting officer
Chief financial officer and a director

By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
Its:	Vice-president, secretary, director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Roger Corriveau	April 9, 2008
Roger Corriveau
Its:	director

By:	/s/ Gilbert Pomerleau	April 9, 2008
Gilbert Pomerleau
Its:	director

By:	/s/ Ghislaine St-Hilaire	April 9, 2008
Ghislaine St-Hilaire
Its:	director