Form 10-Q
period 2008-03-31
Bio-Solutions Corp.
filed 2008-05-09
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number: 333-147917

Bio-Solutions Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2
(Address of principal executive offices)

(514) 686-2611
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 8, 2008, there were 9,286,500 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIO-SOLUTIONS CORP.
INDEX TO FINANCIAL STATEMENTS

Financial Statements:	Page(s)
Balance Sheet as of March 31, 2008 and December 31, 2007 (audited)	3
Statement of Operations and Accumulated Other Comprehensive Loss For the Three Months Ended March 31, 2008 and For the Period From March 27, 2007 (Inception) to March 31, 2007	4
Statement of Cash Flows For the Three Months Ended March 31, 2008 and For the Period From March 27, 2007 (inception) to March 31, 2007	5
Notes to Financial Statements	6 - 14

BIO-SOLUTIONS CORP.
BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007 (AUDITED)

	IN US$
ASSETS
		AUDITED
	MARCH 31,	DECEMBER 31,
	2008	2007
CURRENT ASSETS
Cash	$2,323	$7,990
Accounts receivable	-	2,522
Inventory	64,000	68,936
Total current assets	66,323	79,448

TOTAL ASSETS	$66,323	$79,448

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$27,450	$14,281
Short - term loans	53,713	-
Due to officer	4,719	-
Total current liabilities	85,882	14,281

TOTAL LIABILITIES	85,882	14,281

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized,
9,286,500 shares issued and outstanding, respectively	9,287	9,287
Additional paid in capital	127,363	127,363
Accumulated deficit	(148,189)	(64,653)
Accumulated other comprehensive income (loss)	(8,020)	(6,830)
Total stockholders' equity (deficit)	(19,559)	65,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$66,323	$79,448

  The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF OPERATIONS AND ACCCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND
THE PERIOD MARCH 27, 2007 (INCEPTION) THROUGH MARCH 31, 2007

	IN US$

		MARCH 27, 2007
	THREE MONTHS	(INCEPTION)
	ENDED	THROUGH
	MARCH 31, 2008	MARCH 31, 2007

REVENUE	$13,135	$-

COST OF REVENUES
Beginning inventory	68,936	-
Purchases	26,373	-
Ending inventory	(64,000)	-
Total Cost of Revenues	31,309	-

GROSS LOSS	(18,174)	-

OPERATING EXPENSES
Professional fees	31,817	-
Accounting fees	1,164	-
General and administrative	32,158	-
Total operating expenses	65,139	-

NET (LOSS) BEFORE OTHER EXPENSE
Interest expense	(223)	-
Total other expense	(223)	-

NET (LOSS)	$(83,536)	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,286,500	-

NET (LOSS) PER SHARE	$(0.01)	$-

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(83,536)	$-
Currency tranlation gains (losses)	(1,190)	-

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(84,726)	$-

  The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2008
THE PERIOD MARCH 27, 2007 (INCEPTION) THROUGH MARCH 31, 2007

	IN US$

		MARCH 27, 2007
	THREE MONTHS	(INCEPTION)
	ENDED	THROUGH
	MARCH 31, 2008	MARCH 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(83,536)	$-

Adjustments to reconcile net (loss)
to net cash used in operating activities:

Change in assets and liabilities
Decrease in accounts receivable	2,488	-
Decrease in inventory	2,787	-
Increase in accounts payable and accrued expenses	13,181	-
Total adjustments	18,456	-
Net cash (used in) operating activities	(65,080)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-
Short-term loans	55,271	-
Advances from officers	4,268	-
Net cash provided by financing activities	59,539	-

Effect of foreign currency	(126)	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,667)	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,990	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,323	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

  The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2007 10K-SB and audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses in their initial year, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended March 31, 2008 and the period from March 27, 2007 (inception) to March 31, 2007, the Company recorded approximately $1,190 and $0 in translation losses, respectively.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)

The Company follows the provisions of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (FAS 130). FAS 130 governs the financial statement presentation of changes in stockholders’ equity (deficit) resulting from non-owner sources. Accumulated other comprehensive income(loss) as reported in the accompanying financial statements represent gains (losses) from foreign currency translation.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of March 31, 2008 and December 31, 2007, respectively. The right of return does exist for a small period subsequent to sale.  However, their have been no refunds since inception.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2008	2007

Net loss	$(83,536)	$-

Weighted-average common shares
outstanding (Basic)	9,286,500	-

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	9,286,500	-

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of March 31, 2008, inventory of $64,000 includes $61,428 of raw materials with the balance being finished goods.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2008, no additional accrual for income taxes is necessary.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
MARCH 31, 2008

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”).  SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  SAB 110 became effective for the Company on January 1, 2008.  The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 3-	STOCKHOLDERS’ EQUITY (CONTINUED)

Between June and October 2007 the Company issued 9,286,500 shares of common stock in a private placement for $136,650.  The Company has not issued any options or warrants to date.

NOTE 4-	RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by the President of the Company. The Company purchases goods and uses office space in the other company’s offices. The Company is currently not being charged rent. For the three months ended March 31, 2008 and the period March 27, 2007 through March 31, 2007, the Company paid $28,861 and $0, respectively in inventory and other expenses to this company. Approximately $439 is owed to this company at March 31, 2008 which is included in accounts and accrued expenses payable.

The Company was advanced $4,719 from officers during the three months ended March 31, 2008. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5-	SHORT-TERM LOANS

The Company was advanced $53,713 from eleven (11) individuals for $5,000 (CD$) each  during the three months ended March 31, 2008. These amounts are short-term in nature as they are due on demand, and the Company has accrued interest at 5% per annum. Interest expense for the three months ended March 31, 2008 and accrued for at March 31, 2008 is $223.

NOTE 6-	MAJOR CUSTOMERS

All of the Company’s revenue was generated by four customers that were all considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7-	PROVISION FOR INCOME TAXES

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

As of March 31, 2008, there is no provision for income taxes, current or deferred.

Net operating losses	$50,384
Valuation allowance	(50,384)

$-

At March 31, 2008, the Company had a net operating loss carry forward in the amount of $148,189, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2008 and the period March 27, 2007 (inception) through March 31, 2007 is summarized below.

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the period from March 27, 2007 (inception) to December 31, 2007, together with notes thereto as previously filed with our Annual Report on Form 10-KSB.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

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

Liquidity and Capital Resources.  We had cash of $2,323 and inventory of $64,000 as of March 31, 2008, which equals our total current assets of $66,323 as of that date. Our total assets as of March 31, 2008 were also $66,323.

Our current liabilities were $85,882 as of March 31, 2008, which was represented by accounts payable and accrued expenses of $27,450, short term loans of $53,715, and $4,719 due to an officer.  These loans are short-term in nature as they are due on demand and accrue interest at 5% per annum. We had no other liabilities and no long term commitments or contingencies as of March 31, 2008.

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

For the three months ended March 31, 2008 as compared to the period from inception on March 27, 2007 to March 31, 2007.

Results of Operations.

Revenues. We had net revenues of $13,135 for the three months ended March 31, 2008, and no revenues for the period from inception on March 27, 2007 to March 31, 2007.  We hope to generate greater revenues as continue operations and implement our business plan.   For the three months ended March 31, 2008, we had $31,309 in total cost of revenues. This is comprised of $68,936 in beginning inventory, $26,373 in purchases less $64,000 in ending inventory.  This in comparison to the period from our inception on March 27, 2007 to March 31, 2007, where we had no revenue or costs due to the brevity of the period.

Operating Expenses.  For the three months ended March 31, 2008, we had total operating expenses of $65,139. This included professional expenses of $31,817, accounting fees of $1,164 and general and administrative expenses of $32,158. The professional and consulting fees are comprised of legal, accounting and consulting expenses related to becoming a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.  This is in comparison to the period from March 27, 2007 (inception) through March 31, 2007, where we had no expenses due to the brevity of the period.

Net Income or Loss.   For the three months ended March 31, 2008, and after interest expense of $223, we had a net loss of $83,536, with a net loss per share of $0.01.  In comparison, for the period from March 27, 2007 (inception) through March 31, 2007, where we had no income or loss due to the brevity of the period. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, our main focus is to secure intellectual property on existing products as well as seeking rights on complementary products With the second phase of tests being presently conducted by one of the major chicken integrator in the United States, the first phase having been successful, we should be able to start selling our product in the United States in the second half of 2008. We are currently pursuing additional accounts by researching and contacting medium to large size integrators to convince them to conduct in house tests on our products. We are developing new updated sales and marketing materials including brochures describing the products that we provide so that we can provide a professional appearance to potential clients.

During the next three to six months, our primary objective is to build our intellectual property to better our positioning in the market. In addition, we need to increase our client base so we can generate revenues to support our operations. We need to obtain additional clients as four customers account for approximately 86% of our revenues. If we were to lose any of those customers, we would lose a significant portion of our revenues. During the next six to twelve months, we hope to expand our operations, based on the successful testing by prospective clients.

We had cash of $2,323 as of March 31, 2008. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.

32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Solutions Corp., a Nevada corporation

May 8, 2008	By:	/s/ Roger Corriveau
Roger Corriveau
	Its:	Principal Executive Officer,
President and a Director

May 8, 2008	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Principal Accounting Officer,
Chief Financial Officer

May 8, 2008	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
	Its:	Vice-president, secretary, director