Form 10-Q
period 2008-06-30
Bio-Solutions Corp.
filed 2008-08-13
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________________ to ________________________

Commission File Number: 333-147917

Bio-Solutions Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2
(Address of principal executive offices)

(514) 686-2611
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                ☒Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes    ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 12, 2008, there were 9,286,500 shares of the issuer's $.001 par value common stock issued and outstanding.

BIO-SOLUTIONS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

TABLE OF CONTENTS

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Balance Sheets as of June 30, 2008 and December 31, 2007 (audited)	3
Statement of Operations and Accumulated Other Comprehensive Loss For the Six and Three Months Ended June 30, 2008 and For the Three Months Ended June 30, 2008 and the Period From March 27, 2007 (Inception) to June 30, 2007	4
Statement of Cash Flows For the Six Months Ended June 30, 2008 and For the Period From March 27, 2007 (inception) to June 30, 2007	5
Notes to Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
Item 4. Controls and Procedures	16
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIO-SOLUTIONS CORP.
BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007 (AUDITED)

	IN US$
ASSETS
		AUDITED
	JUNE 30,	DECEMBER 31,
	2008	2007
CURRENT ASSETS
Cash	$5,188	$7,990
Accounts receivable	883	2,522
Inventory	95,733	68,936
Total current assets	101,804	79,448

TOTAL ASSETS	$101,804	$79,448

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$12,676	$14,281
Short - term loans	127,491	-
Due to officer	4,739	-
Total current liabilities	144,906	14,281

TOTAL LIABILITIES	144,906	14,281

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized,
9,286,500 shares issued and outstanding, respectively	9,287	9,287
Additional paid in capital	127,363	127,363
Accumulated deficit	(169,671)	(64,653)
Accumulated other comprehensive income (loss)	(10,081)	(6,830)
Total stockholders' equity (deficit)	(43,102)	65,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$101,804	$79,448

 The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND
THE THREE MONTHS ENDED JUNE 30, 2008 AND PERIOD MARCH 27, 2007 (INCEPTION) THROUGH JUNE 30, 2007

	IN US$		IN US$

		MARCH 27, 2007	THREE	THREE
	SIX MONTHS	(INCEPTION)	MONTHS	MONTHS
	ENDED	THROUGH	ENDED	ENDED
	JUNE 30, 2008	JUNE 30, 2007	JUNE 30, 2008	JUNE 30, 2007

REVENUE	$25,011	$9,154	$11,876	$9,154

COST OF REVENUES
Beginning inventory	68,936	-	64,000	-
Purchases	64,131	12,445	37,758	12,445
Ending inventory	(95,733)	(9,984)	(95,733)	(9,984)
Total Cost of Revenues	37,334	2,461	6,025	2,461

GROSS PROFIT (LOSS)	(12,323)	6,693	5,851	6,693

OPERATING EXPENSES
Professional fees	45,938	30,526	14,121	30,526
Accounting fees	3,658	-	2,494	-
General and administrative	41,407	650	9,249	650
Total operating expenses	91,003	31,176	25,864	31,176

NET (LOSS) BEFORE OTHER EXPENSE
Interest expense	(1,692)	-	(1,469)	-
Total other expense	(1,692)	-	(1,469)	-

NET (LOSS)	$(105,018)	$(24,483)	$(21,482)	$(24,483)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,286,500	1,022,280	9,286,500	1,029,769

NET (LOSS) PER SHARE	$(0.01)	$(0.02)	$(0.00)	$(0.02)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(105,018)	$(24,483)	$(21,482)	$(24,483)
Currency tranlation gains (losses)	(3,251)	(725)	(2,061)	(725)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(108,269)	$(25,208)	$(23,543)	$(25,208)

  The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2008
THE PERIOD MARCH 27, 2007 (INCEPTION) THROUGH JUNE 30, 2007

	IN US$

		MARCH 27, 2007
	SIX MONTHS	(INCEPTION)
	ENDED	THROUGH
	JUNE 30, 2008	JUNE 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(105,018)	$(24,483)

Adjustments to reconcile net (loss)
to net cash used in operating activities:

Change in assets and liabilities
(Increase) decrease in accounts receivable	1,584	(8,280)
(Increase) in inventory	(28,993)	-
Increase (decrease) in accounts payable and accrued expenses	(1,744)	17,743
Total adjustments	(29,153)	9,463
Net cash (used in) operating activities	(134,171)	(15,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	129,150
Short-term loans	129,229	-
Advances from officers	4,268	-
Net cash provided by financing activities	133,497	129,150

Effect of foreign currency	(2,128)	(1,314)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,802)	112,816

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,990	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,188	$112,816

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

  The accompanying notes are an integral part of these financial statements

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2007 10K-SB and audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six months ended June 30, 2008 and the period from March 27, 2007 (inception) to June 30, 2007, the Company recorded approximately $3,251 and $725 in translation losses, respectively.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)

The Company follows the provisions of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (FAS 130). FAS 130 governs the financial statement presentation of changes in stockholders’ equity (deficit) resulting from non-owner sources. Accumulated other comprehensive income (loss) as reported in the accompanying financial statements represent gains (losses) from foreign currency translation.

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
JUNE 30, 2008

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2008	2007

Net loss	$(105,018)	$(24,483)

Weighted-average common shares
outstanding (Basic)	9,286,500	976,135

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	9,286,500	976,135

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of June 30, 2008, inventory of $95,733 includes $88,828 of raw materials with the balance being finished goods.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2008, no additional accrual for income taxes is necessary.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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

SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on the Company’s financial position, results of operations or cash flows.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3-	STOCKHOLDERS’ EQUITY

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 3-	STOCKHOLDERS’ EQUITY (CONTINUED)

Between June and October 2007 the Company issued 9,286,500 shares of common stock in a private placement for $136,650.  The Company has not issued any options or warrants to date.

NOTE 4-	RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by the President of the Company. The Company purchases goods and uses office space in the other company’s offices. The Company is currently being charged rent on a month to month basis. For the six months ended June 30, 2008 and the period March 27, 2007 through June 30, 2007, the Company incurred $68,726 and $12,445, respectively in inventory and other expenses to this company and $5,519 and $0 in rent. Approximately $3,735 is owed to this company at June 30, 2008 which is included in accounts and accrued expenses payable.

The Company was advanced $4,739 from officers during the six months ended June 30, 2008. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5-	SHORT-TERM LOANS

The Company was advanced $130,000 (CD$) ($129,229 in US$) from seventeen (17) individuals/companies for amounts ranging between $5,000 and $45,000 (CD$) each during the six months ended June 30, 2008. These amounts are short-term in nature as they are due on demand, and the Company has accrued interest at 5% per annum. Interest expense for the six months ended June 30, 2008 and accrued for at June 30, 2008 is $1,618.

NOTE 6-	MAJOR CUSTOMERS

96% and 93% of the Company’s revenue was generated by four  and three customers for the six months ended June 30, 2008 and period March 27, 2007 through June 30, 2007, respectively that were all considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. The Company does not consider this risk to be significant.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008

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

As of June 30, 2008, there is no provision for income taxes, current or deferred.

Net operating losses	$57,688
Valuation allowance	(57,688)

$-

At June 30, 2008, the Company had a net operating loss carry forward in the amount of $169,671, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2008 and the period March 27, 2007 (inception) through June 30, 2007 is summarized below.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the period from March 27, 2007 (inception) to December 31, 2007, together with notes thereto as previously filed with our Annual Report on Form 10-KSB.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

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

Liquidity and Capital Resources. We had cash of $5,188, accounts receivable of $883 and inventory of $95,733 as of June 30, 2008, which equals our total current assets of $101,804 as of that date. Our total assets as of June 30, 2008 were also $101,804.

Our current liabilities were $144,906 as of June 30, 2008, which was represented by accounts payable and accrued expenses of $12,676, short term loans of $127,491, and $4,739 due to an officer. Those short term loans were from certain individuals/companies for amounts ranging between $5,000 and $45,000 (CD$) each and were provided to us for working capital. These amounts are short-term in nature as they are due on demand, and we have accrued interest at 5% per annum. We had no other liabilities and no long term commitments or contingencies as of June 30, 2008.

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

Our auditors have questioned our ability to continue operations as a “going concern.” We hope to obtain significant revenues from future product sales.  In the absence of significant sales and profits, we will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

For the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Results of Operations.

Revenues. We had revenues of $11,876 for the three months ended June 30, 2008, as compared to revenues of $9,154 for the three months ended June 30, 2007.  The increase in revenues is due to the growth of our operations between the two periods.  We hope to generate greater revenues as continue operations and implement our business plan.   For the three months ended June 30, 2008, we had $6,025 in total cost of revenues. This is comprised of $64,000 in beginning inventory, $37,758 in purchases less $95,733 in ending inventory.  This in comparison to the three months ended June 30, 2007, where we had revenues of $9,154 and total costs of revenues of $2,461.

Operating Expenses.  For the three months ended June 30, 2008, we had total operating expenses of $25,864, as compared to total operating expenses of $31,176 for the three months ended June 30, 2007. The decrease in operating expenses between the two periods is primarily due to decrease in professional fees of $30,526 for the three months ended June 30, 2007 to professional fees of $14,121 for the three months ended June 30, 2008. The professional and accounting fees are comprised of legal, accounting and consulting expenses related to becoming a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.  In addition, operating expenses for the three months ended June 30, 2008, included accounting fees of $2,494 and general and administrative expenses of $9,249.

Net Income or Loss.   For the three months ended June 30, 2008, and after interest expense of $1,469, we had a net loss of $21,482, with a net loss per share of $0.00.  In comparison, for the three months ended June 30, 2007, where we had a net loss of $24,483. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Results of Operations.

Revenues. We had net revenues of $25,011 for the six months ended June 30, 2008, and revenues of $9,154 for the period from inception on March 27, 2007 to June 30, 2007.  We hope to generate greater revenues as continue operations and implement our business plan.   For the six months ended June 30, 2008, we had $37,334 in total cost of revenues. This is comprised of $68,936 in beginning inventory, $64,131 in purchases less $95,733 in ending inventory.  This in comparison to the six months ended June 30, 2007, where we had revenues of $9,154 and total costs of revenues of $2,461.

Operating Expenses.  For the six months ended June 30, 2008, we had total operating expenses of $91,003. This included professional expenses of $45,938, accounting fees of $3,658 and general and administrative expenses of $41,407. The professional and consulting fees are comprised of legal, accounting and consulting expenses related to becoming a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.  This is in comparison to the period from March 27, 2007 (inception) through June 30, 2007, where we had total operating expenses of $31,176, which were comprised of professional fees of $30,526 and general and administrative expenses of $650.

Net Income or Loss.   For the six months ended June 30, 2008, and after interest expense of $1,692, we had a net loss of $105,018, with a net loss per share of $0.01.  In comparison, for the period from March 27, 2007 (inception) through June 30, 2007, we had a net loss of $24,483. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

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

During the next three to six months, our primary objective is to build our intellectual property to better our positioning in the market. In addition, we need to increase our client base so we can generate revenues to support our operations. We need to obtain additional clients as four customers account for approximately 96% of our revenues. If we were to lose any of those customers, we would lose a significant portion of our revenues. During the next six to twelve months, we hope to expand our operations, based on the successful testing by prospective clients.

We had cash of $5,188 as of June 30, 2008. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Bio-Solutions Corp., a Nevada corporation

August 13, 2008	By:	/s/ Roger Corriveau
Roger Corriveau
	Its:	Principal Executive Officer,
President and a Director

August 13, 2008	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Principal Accounting Officer,
Chief Financial Officer