Form 10-Q
period 2008-09-30
Bio-Solutions Corp.
filed 2008-11-14
CIK 1420108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

  ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________________________________ to ___________________________________

  Commission File Number: 333-147917

Bio-Solutions Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2
(Address of principal executive offices)

(888) 686-2611
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of November 12, 2008, there were 9,286,500 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIO-SOLUTIONS CORP.
BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007 (AUDITED)

	IN US$
ASSETS
		AUDITED
	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
CURRENT ASSETS
Cash	$15,554	$7,990
Accounts receivable	1,132	2,522
Inventory	88,107	68,936
Total current assets	104,793	79,448

Other Asset
License, net of amortization	139,559	-

TOTAL ASSETS	$244,352	$79,448

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$113,028	$14,281
Short - term loans	117,938	-
Liability for stock to be issued	82,622
Due to officer	4,559	-
Total current liabilities	318,147	14,281

TOTAL LIABILITIES	318,147	14,281

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized,
9,286,500 shares issued and outstanding, respectively	9,287	9,287
Additional paid in capital	127,363	127,363
Accumulated deficit	(201,948)	(64,653)
Accumulated other comprehensive income (loss)	(8,497)	(6,830)
Total stockholders' equity (deficit)	(73,795)	65,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$244,352	$79,448

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND
THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND PERIOD MARCH 27, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2007

	IN US$		IN US$

	NINE MONTHS	MARCH 27, 2007(INCEPTION)	THREE MONTHS	THREE MONTHS
	ENDED	THROUGH	ENDED	ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007

REVENUE	$35,812	$16,512	$10,801	$7,358

COST OF REVENUES
Beginning inventory	68,936	-	95,733	9,984
Purchases	65,766	57,806	1,635	45,361
Ending inventory	(88,107)	(52,807)	(88,107)	(52,807)
Total Cost of Revenues	46,595	4,999	9,261	2,538

GROSS PROFIT (LOSS)	(10,783)	11,513	1,540	4,820

OPERATING EXPENSES
Professional fees	56,886	44,518	10,948	13,992
Accounting fees	6,911	-	3,253	-
General and administrative	54,628	18,690	13,221	18,040
Amortization	1,969	-	1,969	-
Total operating expenses	120,394	63,208	29,391	32,032

NET (LOSS) BEFORE OTHER EXPENSE
Interest expense	(3,082)	-	(1,390)	-
Total other expense	(3,082)	-	(1,390)	-

NET (LOSS)	$(134,259)	$(51,695)	$(29,241)	$(27,212)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,286,500	4,989,971	9,286,500	9,178,321

NET (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.00)	$(0.00)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(134,259)	$(51,695)	$(29,241)	$(27,212)
Currency tranlation gains (losses)	(1,667)	(4,465)	1,584	(3,740)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(135,926)	$(56,160)	$(27,657)	$(30,952)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
THE PERIOD MARCH 27, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2007

	IN US$

		MARCH 27, 2007
	NINE MONTHS	(INCEPTION)
	ENDED	THROUGH
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(134,259)	$(51,695)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Amortization	1,969	-

Change in assets and liabilities
(Increase) decrease in accounts receivable	1,227	(2,093)
(Increase) in inventory	(23,634)	(49,403)
Increase in accounts payable and accrued expenses	3,783	1,722
Total adjustments	(16,655)	(49,774)
Net cash (used in) operating activities	(150,914)	(101,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for license	(47,175)	-
Net cash (used in) financing activities	(47,175)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash and liability for stock to be issued	82,622	135,650
Short-term loans, net of repayments	117,938	-
Advances from officers	4,559	-
Net cash provided by financing activities	205,119	135,650

Effect of foreign currency	534	(7,894)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,564	26,287

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,990	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$15,554	$26,287

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH OPERATING AND INVESTING ACTIVITIES
Recognition of license fees accrued	$94,350	$-
The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the nine months ended September 30, 2008 and the period from March 27, 2007 (inception) to September 30, 2007, the Company recorded approximately $1,667 and $4,465 in translation losses, respectively.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of September 30, 2008 and December 31, 2007, respectively. The right of return does exist for a small period subsequent to sale.  However, their have been no refunds since inception.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2008	2007

Net loss	$(134,259)	$(51,695)

Weighted-average common shares
outstanding (Basic)	9,286,500	4,989,971

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	9,286,500	4,989,971

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of September 30, 2008, inventory of $88,107 includes $81,967 of raw materials with the balance being finished goods.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2008, no additional accrual for income taxes is necessary.

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
SEPTEMBER 30, 2008

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

During the period July 1, 2008 through September 30, 2008. the Company raised $82,622 through the sale of 421,502 shares of common stock. The amount is reflected as a liability for stock to be issued at September 30, 2008 on the balance sheet as the shares have not been issued yet, however, the subscription agreements have been executed and the money has been received for the shares.

The Company has not issued any options or warrants to date.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 4-	RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by the President of the Company. The Company purchases goods and uses office space in the other company’s offices. The Company is currently being charged rent on a month to month basis. For the nine months ended September 30, 2008 and the period March 27, 2007 through September 30, 2007, the Company incurred $74,632 and $58,112, respectively in inventory and other expenses to this company and $8,146 and $2,933 in rent. Approximately $3,735 is owed to this company at September 30, 2008 which is included in accounts and accrued expenses payable.

The Company was advanced $4,559 from officers during the nine months ended September 30, 2008. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5-	SHORT-TERM LOANS

The Company was advanced $125,000 (CD$) ($117,938 in US$) from seventeen (17) individuals/companies for amounts ranging between $5,000 and $45,000 (CD$) each, net of $5,000 (CD$) which was repaid in August 2008 during the nine months ended September 30, 2008. These amounts are short-term in nature as they are due on demand, and the Company has accrued interest at 5% per annum. Interest expense for the nine months ended September 30, 2008 and accrued for at September 30, 2008 is $3,082.

NOTE 6-	MAJOR CUSTOMERS

84% and 86% of the Company’s revenue was generated by three and four customers for the nine months ended September 30, 2008 and period March 27, 2007 through September 30, 2007, respectively that were all considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. The Company does not consider this risk to be significant.

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

As of September 30, 2008, there is no provision for income taxes, current or deferred.

Net operating losses	$68,662
Valuation allowance	(68,662)

$-

At September 30, 2008, the Company had a net operating loss carry forward in the amount of $201,948, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2008 and the period March 27, 2007 (inception) through September 30, 2007 is summarized below.

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

NOTE 8-	LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company will acquire these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company is amortizing the license fee over the 36 month term of the Agreement. Amortization expense through September 30, 2008 amounted to $1,969.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the period from March 27, 2007 (inception) to December 31, 2007, together with notes thereto as previously filed with our Annual Report on Form 10-KSB.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

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

On August 25, 2008, we entered into a License Agreement (“Agreement”) with Oceanutrasciences Inc. (“Ocean”).  The Agreement grants us an exclusive license to market and sell Ocean’s Nutra-Pro 80-20 animal feed product under Ocean’s trademarks in the sales territory of North America.  The terms of the license agreement provides for our payment to Ocean of an aggregate of CDN$150,000, with payments of CDN$50,000 on each of these dates: July 31, 2008, October 31, 2008 and December 31, 2008.   The first two payments have already been made.  We also agree to purchase to-be agreed upon amounts of product under this Agreement, beginning with 1,250kg the first year of the Agreement.  A copy of the Agreement is attached to our Current Report on Form 8-K filed on September 16, 2008 as Exhibit 10.1.  This brief description of the Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Agreement.

Liquidity and Capital Resources. We had cash of $15,554, accounts receivable of $1,132 and inventory of $88,107 as of September 30, 2008, which equals our total current assets of $104,793 as of that date. With our other asset of $139,559 represented by a license, net of amortization, our total assets as of September 30, 2008 were $244,352.

Our current liabilities were $318,147 as of September 30, 2008, which was represented by accounts payable and accrued expenses of $113,028, short term loans of $117,938, $82,622 in liability for stock to be issued, and $4,559 due to an officer. Those short term loans were from certain individuals/companies for amounts ranging between $5,000 and $45,000 (CD$) each and were provided to us for working capital. These amounts are short-term in nature as they are due on demand, and we have accrued interest at 5% per annum. Our total liabilities were also $318,147 as of September 30, 2008, and had no other liabilities and no long term commitments or contingencies as of that date.

From June to September 2007, we issued 1,286,500 shares of our common stock for $0.10 per share. The gross proceeds to us were $128,650. We have used a significant portion of those proceeds for professional fees related to the audit of our financial statements and the preparation of our Registration Statement on Form SB-2. We intend to use the balance of those proceeds for working capital.

From July to September 2008, we raised $82,622 through the sale of 421,502 shares of our common stock at $0.20 per share. The amount is reflected as a liability for stock to be issued at September 30, 2008 on the balance sheet as the shares have not yet been issued even though the subscription agreements have been executed and we have received money for the shares.

During 2009, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Results of Operations.

Revenues. We had revenues of $10,801 for the three months ended September 30, 2008, as compared to revenues of $7,358 for the three months ended September 30, 2007.  The increase in revenues is due to the growth of our operations between the two periods.  We hope to generate greater revenues as continue operations and implement our business plan.   For the three months ended September 30, 2008, we had $9,261 in total cost of revenues. This is comprised of $95,733 in beginning inventory, $1,635 in purchases less $88,107 in ending inventory, resulting in a gross profit of $1,540.  This in comparison to the three months ended September 30, 2007, where we had $2,538 in total cost of revenues, comprised of $9,984 in beginning inventory, $45,361 in purchases, less $52,807 in ending inventory, resulting in a gross profit of $4,820.

Operating Expenses.  For the three months ended September 30, 2008, we had total operating expenses of $29,391, as compared to total operating expenses of $32,032 for the three months ended September 30, 2007. The decrease in operating expenses between the two periods is primarily due to decrease in professional fees of $13,992 for the three months ended September 30, 2007 to professional fees of $10,948 for the three months ended September 30, 2008. The professional and accounting fees are comprised of legal, accounting and consulting expenses related to becoming a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.  In addition, operating expenses for the three months ended September 30, 2008, included accounting fees of $3,253 and general and administrative expenses of $13,221, and $1,969 represented by amortization. This is in comparison to the three months ended September 30, 2007, where we had general and administrative expenses of $18,040.

Net Income or Loss.   For the three months ended September 30, 2008, and after interest expense of $1,390 we had a net loss of $29,241, with a net loss per share of $0.00.  In comparison, for the three months ended September 30, 2007, where we had a net loss of $27,212. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Results of Operations.

Revenues. We had revenues of $35,812 for the nine months ended September 30, 2008, and revenues of $16,512 for the period from inception on March 27, 2007 to September 30, 2007.  We hope to generate greater revenues as we continue operations and implement our business plan.   For the nine months ended September 30, 2008, we had $46,595 in total cost of revenues. This is comprised of $68,936 in beginning inventory, $65,766 in purchases, less $88,107 in ending inventory, resulting in a gross loss of $10,783.  This in comparison to the period from inception on March 27, 2007 through September 30, 2007, where we had zero in beginning inventory, $57,806 in purchases, less $52,807 in ending inventory, resulting in total costs of revenues of $4,999, resulting in a gross profit of $11,513.

Operating Expenses.  For the nine months ended September 30, 2008, we had total operating expenses of $120,394. This included professional expenses of $56,886, accounting fees of $6,911, general and administrative expenses of $54,628, and amortization of $1,969. The professional and consulting fees are comprised of legal, accounting and consulting expenses related to becoming a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.  This is in comparison to the period from March 27, 2007 (inception) through September 30, 2007, where we had total operating expenses of $63,208, which were comprised of professional fees of $44,518 and general and administrative expenses of $18,690.

Net Income or Loss.   For the nine months ended September 30, 2008, and after interest expense of $3,082, we had a net loss of $134,259, with a net loss per share of $0.01.  In comparison, for the period from March 27, 2007 (inception) through September 30, 2007, we had a net loss of $51,695. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

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

We had cash of $15,554 as of September 30, 2008. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From July to September 2008, we raised $82,622 through the sale of 421,502 shares of our common stock at $0.20 per share. The sales were made in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the Securities and Exchange Commission. The proceeds of this sale will be used for working capital.

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

Bio-Solutions Corp., a Nevada corporation

November 13, 2008	By:	/s/ Roger Corriveau
Roger Corriveau
	Its:	Principal Executive Officer,
President and a Director

November 13, 2008	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Principal Accounting Officer,
Chief Financial Officer