Form 10-K
period 2008-12-31
Bio-Solutions Corp.
filed 2009-03-16
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Title of each class registered: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      ☒No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2008, based on $0.10 per share, the last price at which the common equity was sold by the registrant as of that date, was $407,935

As of March 13, 2009, there were 12,299,350 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things (a) trends affecting our financial condition and (b) our business and growth strategies. Our stockholders are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections—"Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." The following discussion should be read in conjunction with our financial statements and related notes, which are part of this Report or incorporated by reference to our reports filed with the Securities Exchange Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

PART I

Item 1. Business.

Our Background. We were incorporated under the laws of the State of Nevada on March 27, 2007.

Our Business. We are a manufacturer of a premix product for the poultry industry called Nutra-Animal. Nutra-Animal is an anti-oxidant containing wheat middlings, vitamin E, calcium carbonate silicon dioxide, shrimp flour, sodium, selenite and fish oil. We have conducted studies that we believe demonstrate the positive impact of Nutra-Animal on growth, reinforcement of the immune system, as well as the ratio of net weight of flesh. We plan to expand the chicken feed product line in the next twelve months. We also plan to conduct additional tests to improve and adjust our products for the different types of poultry. We hope to conduct studies on pigs and calves beginning in 2009.

Our Supplier. Our supplier for the raw material used in our Nutra-Animal blend is called Oceanutrasciences, Inc., (“Ocean”) and is also known as Aqua-Biokem. Our first order of raw materials was purchased from Natural Solutions International, a private company controlled by our Roger Corriveau, our officer and director, which purchased the materials from Ocean.

However, on August 25, 2008, we entered into a License Agreement (“Agreement”) with Ocean Inc.  The Agreement grants us an exclusive license to market and sell Ocean’s Nutra-Pro 80-20 animal feed product under Ocean’s trademarks in the sales territory of North America.  The terms of the license agreement provide for our payment to Ocean of an aggregate of CDN$150,000, with payments of CDN$50,000 on each of these dates: July 31, 2008, October 31, 2008 and December 31, 2008.   To date, we have paid CDN$75,000, and Ocean has agreed to defer payment of the balance of CDN$75,000 until Ocean provides us with the detailed formulation of the product formula and production process. We have also agreed to purchase the product under this Agreement in agreed-upon amounts during the term of the Agreement, beginning with 1,250kg the first year of the Agreement.

A copy of that Agreement is attached to our Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2008, as Exhibit 10.1 and is incorporated herein by reference.  This brief description of the Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the Agreement.
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

Growth Strategy. Our primary objective is to become one of the dominant providers of chicken pre-mix, to offer the chicken industry the possibility to raise healthier chickens and obtain a better yield on the market. We originally concentrated our efforts in the province of Quebec, Canada. Recently, we started conducting some tests with integrators in the province of Ontario and Western Canada. We also recently started using a similar strategy in the United States and plan to market our products in the United States in early 2009.

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

Our Website.  Our website www.bio-solutionscorp.com is under construction and will provide scientific information on the products sold by the Company as well as new products being tested. Our website will also provide a description of our business together with our contact information including our address, telephone number and e-mail address. We also believe that we can use our website to facilitate sales of our products as well as increase brand awareness.

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

Government Regulation. Through the laws and regulations of Canada and the provincial governments of Quebec and Ontario, our products and services are subject to material regulation by governmental agencies responsible for the agricultural and commerce industries. As such, business and company registrations, production license, and our products are certified and must be in compliance with the laws and regulations of provincial and other local governments and industry agencies. Our Nutra-Animal pre-mix has been approved for sale by the Canadian Food Inspection Agency under No. 982676 and we believe we are authorized to sell Nutra-Animal in the United States.

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

Intellectual Property. Except as specified below, we do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. We own the trademark for “NutraAnimal” in Canada.

As discussed herein, in August 2008, we entered into the Agreement with Ocean granting us an exclusive license to market and sell Ocean’s Nutra-Pro 80-20 animal feed product under Ocean’s trademarks in the sales territory of North America.   Ocean has agreed to provide us with the detailed formulation of the product and the production process.

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

We own the Internet domain name “www.bio-solutionscorp.com” Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Employees. As of March 10, 2009, we have one full-time employee. We believe we may need to hire two additional employees in the next six months so that we can service the orders. From time-to-time, we anticipate that we may use the services of independent contractors and consultants to support our expansion and business development.

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

Item 1A. Risk Factors.

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

We have incurred a net loss for the year ended December 31, 2008, and expect to incur net losses for the foreseeable future.

Our net loss for the year ended December 31, 2008 was $529,289. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

We are dependent on one supplier for the main ingredient used in our product, and we do not currently have any other source for that ingredient.

We rely on one key supplier for the main ingredient used in our product. Although we currently have a license agreement with that supplier, we cannot guaranty that the said supplier will continue to supply us with the main ingredient used in our product. In the event that we cannot buy the ingredient from that supplier, we will need to develop a relationship with another supplier. Our failure to develop another relationship with a different supplier will significantly affect our ability to generate significant revenues.

Four customers account for a majority of our revenue, and the loss of those customers would result in a loss of a significant amount of our revenues.

Approximately 93% of our revenue was generated by four customers that were all considered to be major customers. A major customer is one that represents at least 10% of our revenue. In addition, all of our receivables are due from one of these four customers. If we were to lose any of those major customers, we would lose a significant amount of our revenues.

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

We are currently not engaged in any sophisticated marketing program to market our products, because we lack capital and revenues to justify the expenditure. . Our strategy is to negotiate distribution agreement to lower theses expenses. We believe that we will need to raise $250,000 to fully implement our business plan.

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

•
geographic expansion requires start-up costs, and often requires lower rates to generate initial business. In addition, geographic expansion may disrupt our patterns to and from and within the expanded area and may expose us to areas where we are less familiar with customer rates, operating issues and the competitive environment;

•	growth may strain our management, capital resources and customer service;

•	hiring new employees may increase training costs and may result in temporary inefficiencies as the employees learn their jobs; and
•	expanding our products offerings may require us to enter into new markets and compete with additional competitors.

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

Our future success depends, to a great extent, on our ability to successfully market our products. We currently have limited sales and marketing capabilities. Consequently, we will need to identify and successfully target particular market segments in which we believe we will have the most success. These efforts will require a substantial, but unknown, amount of effort and resources. We cannot assure you that any marketing and sales efforts undertaken by us will be successful or will result in any significant sales. Our strategy is to negotiate distribution agreement to increase our market penetration.

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

Risks Related to Owning Our Common Stock

Our officers, directors and principal shareholders own approximately 66.8% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, director and principal shareholders beneficially own, in the aggregate, approximately 66.8% of our outstanding shares of common stock.  Such concentrated control of the company may negatively affect the price of our common stock.  Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

Shares of our common stock may continue to be subject to price volatility and illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange.

While we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on a national securities exchange. Our shares are currently only eligible for quotation on the Over-The-Counter Bulletin Board, which is not an exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of emerging growth companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

• changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;
• fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;
• changes in market valuations of similar companies;
• announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;
• variations in our quarterly operating results;
• fluctuations in related commodities prices; and
• additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2008, we held no real property.  We do not presently own any interests in real estate.

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

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock is listed on the OTC Bulletin Board under the symbol "BISU" but has only been thinly traded. The quotations provided are for the over the counter market which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions. The bid prices included below have been obtained from sources believed to be reliable:

Quarter ended:	High	Low
December 31, 2008	0.46	0.46
September 30, 2008	0. 46	0.46

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

Holders. As of December 31, 2008, there were 56 record holders of our common stock, holding approximately 12,299,350 shares.

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

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

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

Pursuant to a private placement offering, on December 18, 2008, we issued an aggregate of 421,502 shares of our restricted common stock at a price of $0.20 USD per share in exchange for cash of $25,000 USD, and $59,725.00 CDN raised from July to September 2008, as reported in our most recent quarterly report on Form 10-Q.  The shares were issued to a total of seven purchasers in transactions which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the Securities and Exchange Commission. The proceeds were used for working capital.   The amount was reflected as a liability for stock to be issued on the balance sheet as of the quarter ending September 30, 2008 since we did not issue the shares at the time of subscription.

To convert outstanding loans to stock, on December 18, 2008, we issued an aggregate of 916,343 shares of our common stock to certain holders of certain outstanding promissory notes in the amount of $115,000 CDN, who elected to convert the amounts due at the conversion price of $0.12 USD per share.  We issued an aggregate of 124,998 shares of our common stock to certain holders of certain outstanding promissory notes in the amount of $15,000 USD, who elected to convert the amounts due at the conversion price of $0.12 USD per share.  The shares were issued in transactions which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the Securities and Exchange Commission. The original promissory notes were short term loans for amounts ranging between $5,000 and $45,000 (CD$) each and were provided to us for working capital.

On October 30, 2008, we issued 1,550,000 shares of common stock to three consultants in exchange for services provided to us, which were valued at $310,000 or $0.20 per share. The shares were issued in transactions which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 5 of that act and Regulation S promulgated pursuant to that act by the Securities and Exchange Commission.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2008, for the sale of registered securities.

Penny Stock Regulation.  Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

For the fiscal year ended December 31, 2008 as compared to the period from inception on March 27, 2007 through December 31, 2007.

Results of Operations.

Revenues. We had revenues of $51,647 for the year ended December 31, 2008, and revenues of $37,951 for the period from inception on March 27, 2007 to December 31, 2007.  We hope to generate greater revenues as we continue operations and implement our business plan.   For the year ended December 31, 2008, we had $62,350 in total cost of revenues. This is comprised of $68,936 in beginning inventory, $69,793 in purchases, less $76,379 in ending inventory, resulting in a gross loss of $10,703.  This in comparison to the period from inception on March 27, 2007 through December 31, 2007, where we had zero in beginning inventory, $85,081 in purchases, less 68,936 in ending inventory, resulting in total costs of revenues of $16,145 resulting in a gross profit of $21,806.

Operating Expenses.  For the year ended December 31, 2008, we had total operating expenses of $514,180. This included professional expenses of $432,786, accounting fees of $9,999, general and administrative expenses of $59,118, and amortization of $12,277. The professional and consulting fees are comprised of legal and consulting expenses related to becoming a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.  This is in comparison to the period from March 27, 2007 (inception) through December 31, 2007, where we had total operating expenses of $86,459, which were comprised of professional fees of $49,400, accounting fees of $20,200 and general and administrative expenses of $16,859.

Net Income or Loss.   For the year ended December 31, 2008, and after interest expense of $4,406, we had a net loss of $529,289, with a net loss per share of $0.06.  In comparison, for the period from March 27, 2007 (inception) through December 31, 2007, we had a net loss of $64,653 and $0.01 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources. We had cash of $810, accounts receivable of $6,240 and inventory of $76,379 as of December 31, 2008, which equals our total current assets of $83,429 as of that date. With our other asset of $111,180 represented by a license, net of amortization, our total assets as of December 31, 2008 were $194,609.

Our current liabilities were $169,040 as of December 31, 2008, which was represented by accounts payable and accrued expenses of $126,107 short term loans of $38,966, and $3,967 due to an officer. During the quarter ended December 31, 2008, we retired certain short term loans totaling $125,000 which were from individuals/companies for amounts ranging between $5,000 and $45,000 (CD$) each and were provided to us for working capital. These amounts are short-term in nature as they were due on demand, and we have accrued interest at 5% per annum. Additionally, this amount was converted into 1,041,348 shares of common stock before December 31, 2008.  Our total liabilities were also $161,130 as of December 31, 2008, and we had no other liabilities and no long term commitments or contingencies as of that date.

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

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, our main focus is to secure intellectual property on existing products as well as seeking rights on complementary products. With the second phase of tests being presently conducted by one of the major chicken integrator in the Canada, the first phase having been successful, we should be able to start selling our product across Canada in the second half of 2009. We are currently pursuing additional accounts by researching and contacting medium to large size integrators in the United States to convince them to conduct in house tests on our products. We are developing new updated sales and marketing materials including brochures describing the products that we provide so that we can provide a professional appearance to potential clients.

During the next three to six months, our primary objective is to strengthen our knowledge of the mode of action of the product to better our positioning in the market. In addition, we need to increase our client base so we can generate revenues to support our operations. We need to obtain additional clients as four customers account for approximately 93% of our revenues. During the next six to twelve months, we hope to expand our operations, based on the successful testing by prospective clients. We  also hope to finalize a pan Canadian distribution agreement to increase our presence on the market

We had cash of $810 as of December 31, 2008. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

Report of Independent Registered Public Accounting Firm	10
Balance Sheets as of December 31, 2008 and 2007	11
Statements of Operations and Accumulated Other Comprehensive Loss For the Year Ended December 31, 2008 and For the Period From March 27, 2007 (Inception) to December 31, 2007	12
Statements of Changes in Stockholders’ Equity (Deficit) For the Year Ended December 31, 2008 and For the Period From March 27, 2007 (Inception) to December 31, 2007	13
Statements of Cash Flows For the Year Ended December 31, 2008 and For the Period From March 27, 2007 (inception) to December 31, 2007	14
Notes to Financial Statements	15

Report of Independent Registered Public Accounting Firm

To the Directors of
Bio-Solutions Corp.

We have audited the accompanying balance sheets of Bio-Solutions Corp. (the "Company") as of December 31, 2008 and 2007, and the related statements of operations and accumulated other comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2008 and period March 27, 2007 (Inception) through December 31, 2007. Our responsibility is to express an opinion on these financial statements based on our audits.
.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Solutions Corp. as of December 31, 2008 and 2007, and the results of its statements of operations and accumulated other comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 1008 and period March 27, 2007 (Inception) through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in process of executing its business plan and expansion. The Company has not generated significant revenue to this point, however, has been successful in raising funds in their private placement. The lack of profitable operations and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.

/s/KBL, LLP

New York, NY
March 9, 2009

BIO-SOLUTIONS CORP.
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	IN US$
ASSETS

	2008	2007
CURRENT ASSETS
Cash	$810	$ 7,990
Accounts receivable	6,240	2,522
Inventory	76,379	68,936
Total current assets	83,429	79,448

Other Asset
License, net of amortization	111,180	-

TOTAL ASSETS	$194,609	$ 79,448

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$126,107	$ 14,281
Short - term loans	38,966	-
Due to officer	3,967	-
Total current liabilities	169,040	14,281

TOTAL LIABILITIES	169,040	14,281

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized,
12,299,350 and 9,286,500 shares issued and outstanding, respectively	12,299	9,287
Additional paid in capital	642,013	127,363
Accumulated deficit	(593,942)	(64,653)
Accumulated other comprehensive income (loss)	(34,801)	(6,830)
Total stockholders' equity (deficit)	25,569	65,167

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$194,609	79,488

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
  STATEMENT OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2008 AND
THE PERIOD MARCH 27, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

	IN US$

		MARCH 27, 2007
	YEAR	(INCEPTION)
	ENDED	THROUGH
	DECEMBER 31, 2008	DECEMBER 31, 2007

REVENUE	$51,647	$37,951

COST OF REVENUES
Beginning inventory	68,936	-
Purchases	69,793	85,081
Ending inventory	(76,379)	(68,936)
Total Cost of Revenues	62,350	16,145

GROSS PROFIT (LOSS)	(10,703)	21,806

OPERATING EXPENSES
Professional fees	432,786	49,400
Accounting fees	9,999	20,200
General and administrative	59,118	16,859
Amortization	12,277	-
Total operating expenses	514,180	86,459

NET (LOSS) BEFORE OTHER EXPENSE
Interest expense	(4,406)	-
Total other expense	(4,406)	-

NET (LOSS)	$(529,289)	$(64,653)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,609,259	6,401,366

NET (LOSS) PER SHARE	$(0.06)	$(0.01)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(529,289)	$(64,653)
Currency tranlation gains (losses)	(27,971)	(6,830)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(557,260)	$(71,483)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD MARCH 27, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

IN US$

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Accumulated	Income
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance - March 27, 2007	-	$-	$-	$-	$-	$-

Common shares issued for cash	9,286,500	9,287	127,363	-	-	136,650

Net loss for the period	-	-	-	(64,653)	(6,830)	(71,483)

Balance - December 31, 2007	9,286,500	9,287	127,363	(64,653)	(6,830)	65,167

Common shares issued for cash	421,502	421	82,241	-	-	82,662

Common shares issued for conversion of notes payable	1,041,348	1,041	123,959	-	-	125,000

Common shares issued for services	1,550,000	1,550	308,450	-	-	310,000

Net loss for the year	-	-	-	(529,289)	(27,971)	(557,260)

Balance - December 31, 2008	12,299,350	$12,299	$642,013	$(593,942)	$(34,801)	$25,569

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31, 2008 AND
THE PERIOD MARCH 27, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

	IN US$

		MARCH 27, 2007
	YEAR	(INCEPTION)
	ENDED	THROUGH
	DECEMBER 31, 2008	DECEMBER 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(529,289)	$(64,653)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Amortization	12,277	-
Common stock issued for services	310,000	-

Change in assets and liabilities
(Increase) in accounts receivable	(4,187)	(2,344)
(Increase) in inventory	(20,275)	(64,066)
Increase in accounts payable and accrued expenses	48,490	26,667
Total adjustments	346,305	(39,743)
Net cash (used in) operating activities	(182,984)	(104,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for license	(61,575)	-
Net cash (used in) financing activities	(61,575)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	82,662	136,650
Short-term loans, net of repayments	129,964	-
Advances from officers	3,967	-
Net cash provided by financing activities	216,593	136,650

Effect of foreign currency	20,786	(24,264)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,180)	7,990

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,990	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$810	$7,990

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Conversion of notes payable to common stock	$125,000	$-
Recognition of license fees accrued	$61,575	$-

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

On March 27, 2007, Bio-Solutions Corp. (the “Company”) was incorporated in the State of Nevada.

The Company is a manufacturer of a pre-mix for chicken integrators called Nutra-Animal, a pre-mix anti-oxidant containing wheat middlings, vitamin E, calcium carbonate, silicone dioxyde, shrimp flour, sodium selenite and fish oil.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $593,942 in their initial two years, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the year ended December 31, 2008 and the period from March 27, 2007 (inception) to December 31, 2007, the Company recorded approximately $27,971 and $6,830 in translation losses, respectively.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

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

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable, accrued expenses, and accounts receivable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.
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

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of December 31, 2008 and 2007, respectively. The right of return does exist for a small period subsequent to sale.  However, their have been no refunds since inception.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2008	December 31, 2007

Net loss	$(529,289)	$(64,653)

Weighted-average common shares
oustanding (Basic)	9,609,259	6,401,366

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	9,609,259	6,401,366

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of December 31, 2008 and 2007, inventory of $76,379 and $68,936 includes $62,213 and $63,453 of raw materials with the balance being finished goods, respectively.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2008, no additional accrual for income taxes is necessary.

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
DECEMBER 31, 2008 AND 2007

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS 161 will have an impact on their results of operations or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company was required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe FSP 142-3 will materially impact their financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The effective date for SFAS 162 is 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The adoption of SFAS 162 will not have an impact on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60” (SFAS 163). SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the Company’s results of operations or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Between June and October 2007 the Company issued 9,286,500 shares of common stock in a private placement for $136,650.

During the period July 1, 2008 through September 30, 2008 the Company raised $82,662 through the sale of 421,502 shares of common stock.

In October 2008 the Company entered into agreements with consultants that performed services for the Company. At that time, the Company issued the consultants 1,550,000 shares of common stock valued at $.20 per share (the value the Company received cash for their shares at the same time). The value of $310,000 is reflected in the statements of operations for the year ended December 31, 2008.

The Company in December 2008 issued 1,041,348 shares of stock in conversion of $125,000 of notes payable (approximately $.12 per share).

As of December 31, 2008, the Company has 12,299,350 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

NOTE 4-	RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by an officer of the Company. The Company purchases goods and uses office space in the other company’s offices. The Company is currently being charged rent on a month to month basis. For the year ended December 31, 2008 and the period March 27, 2007 through December 31, 2007, the Company incurred $89,820 and $73,900, respectively in inventory and other expenses to this company and $7,882 and $2,933 in rent. Approximately $11,905 is owed to this company at December 31, 2008 which is included in accounts and accrued expenses payable.

The Company was advanced $3,967 from officers during the year ended December 31, 2008. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5-	SHORT-TERM LOANS

The Company was advanced $125,000 from seventeen (17) individuals/companies for amounts ranging between $5,000 and $45,000 each during the year ended December 31, 2008. These amounts were converted into 1,041,348 shares of common stock.

In December 2008, the Company entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. All of these loans accrue interest at 5% per annum. The Company has repaid $7,530 (CD$) at the end of December 2008, and has $17,460 (CD$) remaining due on this note. The total outstanding due on these notes as of December 31, 2008 is $47,460 (CD$) or $38,966 (US$).

The Company had accrued interest at 5% per annum on these notes and accrued $4,723 as of December 31, 2008. Interest expense for the year ended December 31, 2008 is $4,406.

NOTE 6-	MAJOR CUSTOMERS

93% and 80% of the Company’s revenue was generated by four and three customers for the year ended December 31, 2008 and period March 27, 2007 through December 31, 2007, respectively that were all considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. The Company does not consider this risk to be significant.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

As of December 31, 2008, there is no provision for income taxes, current or deferred.

Net operating losses	$201,940
Valuation allowance	(201,940)

$-

At December 31, 2008, the Company had a net operating loss carry forward in the amount of $593,942, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the year ended December 31, 2008 and the period March 27, 2007 (inception) through December 31, 2007 is summarized below.

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

NOTE 8-	LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of December 31, 2008 owes $75,000 (CD$), which is reflected in accounts payable and accrued expenses on the balance sheet at December 31, 2008. The Company is amortizing the license fee over the 36 month term of the Agreement. Amortization expense through December 31, 2008 amounted to $12,277.

NOTE 9-	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total

Cash	810	-	-	810

Total assets	810	-	-	810

Short-term notes	38,966	-	-	38,966

Total liabilities	38,966	-	-	38,966

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K or Item 304 of Regulation S-B except for the following:

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

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2008, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

Management's annual report on internal control over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2008, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position
Roger Corriveau	60	president, chief executive officer and a director
Gilbert Pomerleau	43	vice president, chief financial officer, director
Ghislaine St-Hilaire	59	vice president and secretary, director

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

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. As such, Roger Corriveau, Gilbert Pomerleau and Ghislaine St-Hilaire will continue to serve as directors until replacements are appointed, or until shareholders elect new directors.  All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist) serve at the discretion of the board. Currently, directors receive no compensation.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the period from our inception on March 27, 2007 through the year ending December 31, 2008.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Roger Corriveau President,	2008	0	0	0	0	0	0	0	0
Gilbert Pomerleau, Chief Financial Officer	2008	0	0	0	0	0	0	0	0
Ghislaine St-Hilaire, vice-president, secretary	2008	0	0	0	0	0	0	0	0

Except as set forth above, none of our officers and/or directors currently receives any compensation for their respective services rendered to the Company. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated sufficient revenues from our operations.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation in March 2007.

Long-Term Incentive Plans. As of December 31, 2008, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2008, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

Director Compensation. Our directors received the following compensation for their service as directors during the year ended December 31, 2008:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Roger Corriveau	0	0	0	0	0	0	0
Gilbert Pomerleau	0	0	0	0	0	0	0
Ghislaine St-Hilaire	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March ____, 2009, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Roger Corriveau 77, 572ième avenue St-Hippolyte, Québec, Canada, J8A 3L3	6,000,000 shares President, chief executive officer, director	48.8%
Common Stock	Gilbert Pomerleau 145, route 216 Ste-Marguerite, Québec, Canada, G0S 2X0	720,000 shares (1) Vice president, chief financial officer, director	5.9%
Common Stock	Ghislaine St-Hilaire (2) 77 572ième avenue St-Hippolyte, Québec, Canada J8A 3L3	1,500,000 shares Vice-president, secretary and director	12.2%
Common Stock	All directors and named executive officers as a group	8,220,000 shares	66.8%

(1) Includes 220,000 shares of common stock held by Gestion Gilbert Pomerleau Inc., which is controlled by Gilbert Pomerleau, our vice president, chief financial officer and one of our directors, Gilbert Pomerleau is deemed to beneficially own those shares.

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

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 13. Certain Relationships and Related Transactions and Director Independence.

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

Our first order of raw materials was purchased from Natural Solutions International, a private company controlled by our Roger Corriveau, our officer and director. We continued to purchase goods from Natural Solutions International until we negotiated a direct supply agreement with Ocean for the direct supply of products. For the period March 27, 2007 through December 31, 2007, we paid $73,900 in materials and other expenses as well as $2,933 in rent expense to Natural Solutions International.  Approximately $4,605 was owed to Natural Solutions International at December 31, 2007. For the year ended December 31, 2008, we incurred $89,820 in inventory and other expenses to this company and $7,882 in rent. Approximately $11,905 is owed to Natural Solutions International at December 31, 2008 which is included in accounts and accrued expenses payable.

In addition, the formula for Nutra-Animal was developed by Roger Corriveau, our president, chief executive officer, and one of our directors. Mr. Corriveau has agreed to allow us to use that formula at no charge, although we do not have a formal agreement or arrangement relating to the use of that formula.  Beginning in August 2008, we have entered into an exclusive license Agreement described herein with Ocean to market and sell its Nutra-Pro 80-20 animal feed product under Ocean’s trademarks in the sales territory of North America, so that we are no longer dependent on Mr. Corriveau’s company as a supplier.

We were advanced $3,967 from officers during the year ended December 31, 2008. These amounts are short-term in nature as they are due on demand, and we have not been charged interest. We anticipate repayment of these advances within the next twelve months.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;

•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

Director Independence.  Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal year ended December 31, 2008 and 2007, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year was $20,000 and $17,500.

Audit-Related Fees. For the fiscal year ended December 31, 2008 and 2007, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal year ended December 31, 2008 and  2007 respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 7

(b)	Exhibits required by Item 601.

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*

10.1	License Agreement with Oceanutrasciences, Inc.**
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Incorporated by reference to our registration statement on Form SB-2 filed on December 7, 2007.
**           Incorporated by reference to our current report on Form 8-K filed on September 16, 2008.

(c)	Additional financial statements required by Regulation S-X.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Solutions Corp.

March 13, 2009	By:	/s/ Roger Corriveau
Roger Corriveau
	Its:	President, Chief Executive Officer and a Director (Principal Executive Officer)

March 13, 2009	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer and a Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2009	By:	/s/ Roger Corriveau
Roger Corriveau
	Its:	President, Chief Executive Officer and a Director (Principal Executive Officer)

March 13, 2009	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer and a Director
(Principal Financial and Accounting Officer)

March 13, 2009	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
Director