Form 10-K/A
period 2008-12-31
Bio-Solutions Corp.
filed 2009-04-23
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Title of each class registered: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes      ☒No

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

EXPLANATORY NOTE

Bio-Solutions Corp. (the “Company”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission on March 16, 2009 (the “Initial Filing”), to amend Item 9A in the Initial Filing by replacing it in its entirety with Item 9A(T) set forth in this Amendment.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications requited by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.  Except for the amended disclosure contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing.

This Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

Item 9A(T). Controls and Procedures.

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

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪
 provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

▪
 lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

This weakness was identified by our Chief Financial Officer in December 2007 after we filed our initial Registration Statement on Form SB-2. We believe this weakness first began at our inception as we are a small operating company with limited accounting personnel.

We do not believe that this weakness has had any impact on our financial reporting and the control environment. Our management does not have any current plans to remediate the weakness as we believe in order to remediate the weakness, we will need to raise capital hire additional accounting personal. We believe the cost to hire additional accounting personal will be approximately $30,000 per year.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Those compensation procedures and processes include constant informal communications between our Chief Executive Officer and Chief Financial Officer as well as each of their active involvement, review and monitoring of our cash and disbursements, which we believe compensates for a lack of segregation of duties controls.

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

Bio-Solutions Corp.

April 22, 2009	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
	Its:	President, Chief Executive Officer (Principal Executive Officer)

April 22, 2009	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer and a Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 22, 2009	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
	Its:	President, Chief Executive Officer (Principal Executive Officer)

April 22, 2009	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer and a Director
(Principal Financial and Accounting Officer)

April 22, 2009	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
Director

BIO-SOLUTIONS CORP.
EXHIBITS ATTACHED TO THIS REPORT

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934