Form 10-Q
period 2009-03-31
Bio-Solutions Corp.
filed 2009-05-14
CIK 1420108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission File Number: 333-147917

Bio-Solutions Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2
(Address of principal executive offices)

(888) 686-2611
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐Yes   ☒No

As of May 12, 2009, there were 12,299,350 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIO-SOLUTIONS CORP.
BALANCE SHEETS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	IN US$
ASSETS
	UNAUDITED
	MARCH 31,	DECEMBER 31,
	2009	2008
CURRENT ASSETS
Cash	$2,162	$810
Accounts receivable	951	6,240
Inventory	68,074	76,379
Total current assets	71,187	83,429

Other Asset
License, net of amortization	97,448	111,180

TOTAL ASSETS	$168,635	$194,609

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$117,889	$126,107
Short - term loans	85,194	38,966
Due to officer	3,831	3,967
Total current liabilities	206,914	169,040

TOTAL LIABILITIES	206,914	169,040

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized,
12,299,350 shares issued and outstanding, respectively	12,299	12,299
Additional paid in capital	642,013	642,013
Accumulated deficit	(656,131)	(593,942)
Accumulated other comprehensive income (loss)	(36,460)	(34,801)
Total stockholders' equity (deficit)	(38,279)	25,569

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$168,635	$194,609

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
  STATEMENT OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	IN US$

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2009	MARCH 31, 2008

REVENUE	$5,782	$13,135

COST OF REVENUES
Beginning inventory	76,379	68,936
Purchases	2,448	26,373
Ending inventory	(68,074)	(64,000)
Total Cost of Revenues	10,753	31,309

GROSS LOSS	(4,971)	(18,174)

OPERATING EXPENSES
Professional fees	35,121	31,817
Accounting fees	5,996	1,164
General and administrative	15,218	32,158
Total operating expenses	56,335	65,139

NET LOSS BEFORE OTHER EXPENSE
Interest expense	(883)	(223)
Total other expense	(883)	(223)

NET LOSS	$(62,189)	$(83,536)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,299,350	9,286,500

NET LOSS PER SHARE	$(0.01)	$(0.01)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(62,189)	$(83,536)
Currency tranlation gains (losses)	(1,659)	(1,190)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(63,848)	$(84,726)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	IN US$

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2009	MARCH 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,189)	$(83,536)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization expense - license	10,038	-

Change in assets and liabilities
Decrease in accounts receivable	5,074	2,488
Decrease in inventory	5,680	2,787
Increase (decrease) in accounts payable and accrued expenses	(5,253)	13,181
Total adjustments	15,539	18,456
Net cash (used in) operating activities	(46,650)	(65,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term loans	47,568	55,271
Advances from officers	-	4,268
Net cash provided by financing activities	47,568	59,539

Effect of foreign currency	434	(126)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,352	(5,667)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	810	7,990

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,162	$2,323

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

NOTE 1-
ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2008 10K and audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
MARCH 31, 2009 AND 2008

NOTE 1-
ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern
These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $656,131 in their initial two years, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Currency Translation
The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended March 31, 2009 and 2008, the Company recorded approximately $1,659 and $1,190 in translation losses, respectively.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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
MARCH 31, 2009 AND 2008

NOTE 2-
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts taht are expected to be realized.

Revenue Recognition
The Company generates revenue from the sales of their products in accordance with Staff Accounting Bulletin 101. The criteria for recognition are as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectable is reasonably assured.

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of March 31, 2009 and December 31, 2008, respectively. The right of return does exist for a small period subsequent to sale.  However, their have been no refunds since inception.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) (Loss) Per Share of Common Stock (CONTINUED) The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2009	2008

Net loss	$(62,189)	$(83,536)

Weighted-average common shares
outstanding (Basic)	12,299,350	9,286,500

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	12,299,350	9,286,500

Inventory
Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of March 31, 2009 and December 31, 2008, inventory of $68,074 and $76,379 includes $60,075 and $62,213 of raw materials with the balance being finished goods, respectively.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2009, no additional accrual for income taxes is necessary.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

NOTE 3-
STOCKHOLDERS’ EQUITY (DEFICIT)
The Company was established with one class of stock, common stock - 75,000,000 shares authorized at a par value of $0.001.

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

As of March 31, 2009, the Company has 12,299,350 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

NOTE 4-
RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by an officer of the Company. The Company purchases goods and uses office space in the other company’s offices. The Company is currently being charged rent on a month to month basis. For the three months ended March 31, 2009 and 2008 the Company incurred $0 and $28,861, respectively in inventory and other expenses to this company and $0 and $0 in rent. Approximately $9,123 is owed to this company at March 31, 2009 which is included in accounts and accrued expenses payable.

The Company was advanced $3,831 from officers during the year ended December 31, 2008 and remain outstanding as of March 31, 2009. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5-
SHORT-TERM LOANS

The Company was advanced $125,000 from seventeen (17) individuals/companies for amounts ranging between $5,000 and $45,000 each during the year ended December 31, 2008. These amounts were converted into 1,041,348 shares of common stock.

In December 2008, the Company entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. All of these loans accrue interest at 5% per annum. The Company has repaid $7,530 (CD$) at the end of December 2008, and has $17,460 (CD$) remaining due on this note. In addition, the Company in the three months ended March 31, 2009, was advanced another $60,000 (CD$). The total outstanding due on these notes as of March 31, 2009 is $107,460 (CD$) or $85,194 (US$).

The Company had accrued interest at 5% per annum on these notes and accrued $4,479 as of March 31, 2009. Interest expense for the three months ended March 31, 2009 and 2008 is $883 and $223, respectively.

NOTE 6-
MAJOR CUSTOMERS

All of the Company’s revenue was generated by two and four customers for the three months ended March 31, 2009 and 2008, respectively that were all considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. The Company does not consider this risk to be significant.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

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

As of March 31, 2009, there is no provision for income taxes, current or deferred.

Net operating losses
$223,085

Valuation allowance
(223,085)

$-

At March 31, 2009, the Company had a net operating loss carry forward in the amount of $656,131, available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2009 and 2008 is summarized below.

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

NOTE 8-	LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of March 31, 2009 owes $75,000 (CD$), which is reflected in accounts payable and accrued expenses on the balance sheet at March 31, 2009. The Company is amortizing the license fee over the 36 month term of the Agreement. Amortization expense for the three months ended March 31, 2009 and 2008 are $10,038 and $0, respectively.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash	2,162	-	-	2,162

Total assets	2,162	-	-	2,162

Short-term notes	85,194	-	-	85,194

Total liabilities	85,194	-	-	85,194

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2008, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

Liquidity and Capital Resources. We had cash of $2,162, accounts receivable of $951 and inventory of $68,074 as of March 31, 2009, which equals our total current assets of $71,187 as of that date. With our other asset of $97,448 represented by a license, net of amortization, our total assets as of March 31, 2009 were $168,635.

Our current liabilities were $206,914 as of March 31, 2009, which was represented by accounts payable and accrued expenses of $117,889, short term loans of $85,194, and $3,831 due to an officer.

In December 2008, we entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. These amounts are short-term in nature as they are due on demand, and we have accrued interest at 5% per annum.  We repaid $7,530 (CD$) at the end of December 2008, and have $17,460 (CD$) remaining due on this note. In addition, in the three months ended March 31, 2009, we were advanced another $60,000 (CD$). The total outstanding due on these notes as of March 31, 2009 is $107,460 (CD$) or $85,194 (US$). We had accrued interest of $4,479 as of March 31, 2009. Those short term loans were from certain individuals/companies and were provided to us for working capital.

Our total liabilities were also $206,914 as of March 31, 2009, and had no other liabilities and no long term commitments or contingencies as of that date.

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

For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Results of Operations.

Revenues. We had revenues of $5,782 for the three months ended March 31, 2009, as compared to revenues of $13,135 for the three months ended March 31, 2008.  We hope to generate greater revenues as continue operations and implement our business plan.   For the three months ended March 31, 2009, we had $10,753 in total cost of revenues. This is comprised of $76,379 in beginning inventory, $2,448 in purchases less $68,074 in ending inventory, resulting in a gross loss of $4,971.  This in comparison to the three months ended March 31, 2008, where we had $31,309 in total cost of revenues, comprised of $68,936 in beginning inventory, $26,373 in purchases, less $64,000 in ending inventory, resulting in a gross loss of $31,309.

Operating Expenses.  For the three months ended March 31, 2009, we had total operating expenses of $56,335, as compared to total operating expenses of $65,139 for the three months ended March 31, 2008. The decrease in operating expenses between the two periods is primarily due to a decrease in general and administrative expenses from $32,158 for the three months ended March 31, 2008, to $15,218 for the three months ended March 31, 2009. Our professional and accounting fees also increased between the two periods as we incurred more fees related to being a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Income or Loss.   For the three months ended March 31, 2009, and after interest expense of $883, we had a net loss of $62,189, with a net loss per share of $0.01.  In comparison, for the three months ended March 31, 2008, where we had a net loss of $83,536. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

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

During the next three to six months, our primary objective is to strengthen our knowledge of the mode of action of the product to better our positioning in the market. In addition, we need to increase our client base so we can generate revenues to support our operations. We need to obtain additional clients as four customers account for approximately 93% of our revenues. During the next six to twelve months, we hope to expand our operations, based on the successful testing by prospective clients. We also hope to finalize a pan Canadian distribution agreement to increase our presence on the market

We had cash of $2,162 as of March 31, 2009. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Bio-Solutions Corp., a Nevada corporation

May 14, 2009	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
	Its:	Chief Executive Officer, President (Principal Executive Officer)

May 14, 2009	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer and a Director
(Principal Financial and Accounting Officer)