Form 10-Q
period 2009-06-30
Bio-Solutions Corp.
filed 2009-08-14
CIK 1420108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to _ ___________________

Commission File Number: 333-147917

Bio-Solutions Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2
(Address of principal executive offices)

(888) 686-2611
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    ☒ Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

As of August 12, 2009, there were 12,299,350 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIO-SOLUTIONS CORP.
BALANCE SHEETS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	IN US$
ASSETS
	UNAUDITED
	JUNE 30,	DECEMBER 31,
	2009	2008
CURRENT ASSETS
Cash	$-	$810
Accounts receivable	6,191	6,240
Inventory	77,268	76,379
Total current assets	83,459	83,429

Other Asset
License, net of amortization	94,936	111,180

TOTAL ASSETS	$178,395	$194,609

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$171,575	$126,107
Short - term loans	100,992	38,966
Cash overdraft	1,423	-
Due to officer	4,155	3,967
Total current liabilities	278,145	169,040

TOTAL LIABILITIES	278,145	169,040

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized,
12,299,350 shares issued and outstanding, respectively	12,299	12,299
Additional paid in capital	642,013	642,013
Accumulated deficit	(716,924)	(593,942)
Accumulated other comprehensive income (loss)	(37,138)	(34,801)
Total stockholders' equity (deficit)	(99,750)	25,569

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$178,395	$194,609

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	IN US$		IN US$

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2009	JUNE 30, 2008	JUNE 30, 2009	JUNE 30, 2008

REVENUE	$17,091	$25,011	$11,309	$11,876

COST OF REVENUES
Beginning inventory	76,379	68,936	68,074	64,000
Purchases	7,315	64,131	4,867	37,758
Ending inventory	(77,268)	(95,733)	(77,268)	(95,733)
Total Cost of Revenues	6,426	37,334	(4,327)	6,025

GROSS PROFIT (LOSS)	10,665	(12,323)	15,636	5,851

OPERATING EXPENSES
Professional fees	85,789	45,938	50,668	14,121
Accounting fees	15,996	3,658	10,000	2,494
General and administrative	29,524	41,407	14,306	9,249
Total operating expenses	131,309	91,003	74,974	25,864

NET LOSS BEFORE OTHER EXPENSE	(120,644)	(103,326)	(59,338)	(20,013)

OTHER EXPENSE
Interest expense	(2,338)	(1,692)	(1,455)	(1,469)
Total other expense	(2,338)	(1,692)	(1,455)	(1,469)

NET LOSS	$(122,982)	$(105,018)	$(60,793)	$(21,482)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,299,350	9,286,500	12,299,350	9,286,500

NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.00)	$(0.00)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(122,982)	$(105,018)	$(60,793)	$(21,482)
Currency tranlation gains (losses)	(2,337)	(3,251)	(678)	(2,061)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(125,319)	$(108,269)	$(61,471)	$(23,543)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	IN US$

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2009	JUNE 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(122,982)	$(105,018)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization expense - license	20,747	-

Change in assets and liabilities
Decrease in accounts receivable	344	1,584
(Increase) decrease in inventory	2,720	(28,993)
Increase (decrease) in accounts payable and accrued expenses	41,394	(1,744)
Total adjustments	65,205	(29,153)
Net cash (used in) operating activities	(57,777)	(134,171)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term loans	60,186	129,229
Increase in cash overdraft	1,423	-
Advances from officers	-	4,268
Net cash provided by financing activities	61,609	133,497

Effect of foreign currency	(4,642)	(2,128)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(810)	(2,802)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	810	7,990

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$5,188

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

The Company is also the distributor of GreenEx ™ in Africa. GreenEx ™ is a biological larvicide produced from a strain of Bacillus thuringiensis subspecies israelensis (Bti), a naturally occurring bacterium that produces a crystalline protein toxin (cystal) toxic for mosquitoes, vectors of Malaria. GreenEx ™ formulations are produced in the United States to strict manufacturing specifications, ensuring that the products are of high quality and without any harmful contaminants. Bti formulations are FDA approved.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $716,924 in their initial two and a half years, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended June 30, 2009 and 2008, the Company recorded approximately $2,337 and $3,251 in translation losses, respectively.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of June 30, 2009and December 31, 2008, respectively. The right of return does exist for a small period subsequent to sale.  However, their have been no refunds since inception.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2009	June 30, 2008

Net loss	$(122,982)	$(105,018)

Weighted-average common shares outstanding (Basic)	12,299,350	9,286,500

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	12,299,350	9,286,500

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of June 30, 2009 and December 31, 2008, inventory of $77,268 and $76,379 includes $61,971 and $62,213 of raw materials with the balance being finished goods, respectively.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2009, no additional accrual for income taxes is necessary.

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
JUNE 30, 2009 AND 2008

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

In May 2009, the FASB published SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for financial periods ending after June 15, 2009. Management has adopted SFAS 165 for their interim report for June 30, 2009 and has evaluated subsequent events through August 10, 2009, the date the financial statements were issued.

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

As of June 30, 2009, the Company has 12,299,350 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

NOTE 4-	RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by an officer of the Company. The Company purchases goods and uses office space in the other company’s offices. For the six months ended June 30, 2009 and 2008 the Company incurred $0 and $28,861, respectively in inventory and other expenses to this company. Approximately $9,894 is owed to this company at June 30, 2009 which is included in accounts and accrued expenses payable.

The Company was advanced $4,155 from officers during the year ended December 31, 2008 and remain outstanding as of June 30, 2009. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5-	SHORT-TERM LOANS

The Company was advanced $125,000 from seventeen (17) individuals/companies for amounts ranging between $5,000 and $45,000 each during the year ended December 31, 2008. These amounts were converted into 1,041,348 shares of common stock.

In December 2008, the Company entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. All of these loans accrue interest at 5% per annum. The Company has repaid $7,530 (CD$) at the end of December 2008, and has $17,460 (CD$) remaining due on this note. In addition, the Company in the six months ended June 30, 2009, was advanced another $70,000 (CD$). The total outstanding due on these notes as of June 30, 2009 is $117,460 (CD$) or $100,992 (US$).

The Company had accrued interest at 5% per annum on these notes and accrued $6,120 as of June 30, 2009. Interest expense for the six months ended June 30, 2009 and 2008 is $2,338 and $1,692, respectively.

NOTE 6-	MAJOR CUSTOMERS

All of the Company’s revenue was generated by three and four customers for the six months ended June 30, 2009 and 2008, respectively that two and four customers respectively, were considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. The Company does not consider this risk to be significant.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

As of June 30, 2009, there is no provision for income taxes, current or deferred.

Net operating losses	$243,754
Valuation allowance	(243,754)

$-

At June 30, 2009, the Company had a net operating loss carry forward in the amount of $716.924, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended June 30, 2009 and 2008 is summarized below.

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%
NOTE 8-	LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of June 30, 2009 owes $75,000 (CD$), which is reflected in accounts payable and accrued expenses on the balance sheet at June 30, 2009. The Company is amortizing the license fee over the 36 month term of the Agreement. Amortization expense for the six months ended June 30, 2009 and 2008 are $20,747 and $0, respectively.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total

Cash	(1,423)	-	-	(1, 423)

Total assets	(1,423)	-	-	(1,423)

Short-term notes	100,992	-	-	100,992

Total liabilities	100,992	-	-	100,992

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2008, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Liquidity and Capital Resources. We had no cash, accounts receivable of $6,191 and inventory of $77,268 as of June 30, 2009, which equals our total current assets of $83,459 as of that date. With our other asset of $94,936 represented by a license, net of amortization, our total assets as of June 30, 2009 were $178,395.

Our current liabilities were $278,145 as of June 30, 2009, which was represented by accounts payable and accrued expenses of $171,575, short term loans of $100,992, a cash overdraft of $1,423 and $4,155 due to an officer.

In December 2008, we entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. These amounts are short-term in nature as they are due on demand, and we have accrued interest at 5% per annum.  We repaid $7,530 (CD$) at the end of December 2008, and have $17,460 (CD$) remaining due on this note. In addition, in the six months ended June 30, 2009, we were advanced another $70,000 (CD$). The total outstanding due on these notes as of June 30, 2009 is $117,460 (CD$) or $100,992 (US$). Those short term loans were from certain individuals/companies and were provided to us for working capital.We had accrued interest at 5% per annum on these notes and accrued $6,120 as of June 30, 2009. Interest expense for the six months ended June 30, 2009 and 2008 is $2,338 and $1,692, respectively.

Our total liabilities were also $278,145 as of June 30, 2009, and had no other liabilities and no long term commitments or contingencies as of that date.

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

For the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Results of Operations.

Revenues. We had revenues of $11,309 for the three months ended June 30, 2009, as compared to revenues of $11,876 for the three months ended June 30, 2008.  We hope to generate greater revenues as continue operations and implement our business plan.   For the three months ended June 30, 2009, we had ($4,327) in total cost of revenues. This is comprised of $68,074 in beginning inventory, $4,867 in purchases less $77,268 in ending inventory, resulting in a gross profit of $15,636.  This in comparison to the three months ended June 30, 2008, where we had $6,025 in total cost of revenues, comprised of $64,000 in beginning inventory, $37,758 in purchases, less $95,733 in ending inventory, resulting in a gross profit of $5,851.

Operating Expenses.  For the three months ended June 30, 2009, we had total operating expenses of $74,974, as compared to total operating expenses of $25,864 for the three months ended June 30, 2008. The increase in operating expenses between the two periods is primarily due to an increase in professional fees from $14,121 for the three months ended June 30, 2008, to $50,668 for the three months ended June 30, 2009. Our professional and accounting fees increased between the two periods as we incurred more fees related to the registration statement that we filed. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.   For the three months ended June 30, 2009, and after interest expense of $1,455, we had a net loss of $60,793.  In comparison, for the three months ended June 30, 2008, after interest expense of $1,469, we had a net loss of $21,482. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Results of Operations.

Revenues. We had revenues of $17,091 for the six months ended June 30, 2009, as compared to revenues of $25,011 for the six months ended June 30, 2008.  We hope to generate greater revenues as continue operations and implement our business plan.   For the six months ended June 30, 2009, we had $6,426 in total cost of revenues. This is comprised of $76,379 in beginning inventory, $7,315 in purchases less $77,268 in ending inventory, resulting in a gross profit of $10,665.  This in comparison to the six months ended June 30, 2008, where we had $37,334 in total cost of revenues, comprised of $68,936 in beginning inventory, $64,131 in purchases, less $95,733 in ending inventory, resulting in a gross loss of $12,323.

Operating Expenses.  For the six months ended June 30, 2009, we had total operating expenses of $131,309, as compared to total operating expenses of $91,003 for the six months ended June 30, 2008. The increase in operating expenses between the two periods is primarily due to an increase in professional fees from $45,938 for the six months ended June 30, 2008, to $85,789 for the six months ended June 30, 2009. Our professional and accounting fees increased between the two periods as we incurred more fees related to the registration statement that we filed. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.   For the six months ended June 30, 2009, after interest expense of $2,338, we had a net loss of $122,982.  In comparison, for the six months ended June 30, 2008, after interest expense of $1,692, we had a net loss of $105,018. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

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

During the next three to six months, our primary objective is to strengthen our knowledge of the mode of action of the product to better our positioning in the market. In addition, we need to increase our client base so we can generate revenues to support our operations. We need to obtain additional clients as four customers account for approximately 93% of our revenues. During the next six to twelve months, we hope to expand our operations, based on the successful testing by prospective clients. We also hope to finalize a pan Canadian distribution agreement to increase our presence on the market.

We are also currently finalizing the acquisition of rights to distribute a biological larvicides in Africa. We believe that such product may be an effective way to prevent malaria and is safe for the environment. We are currently developing marketing material for this product and we have received interests from potential sub-distributors the product in the Democratic Republique of Congo. We hope to negotiate distribution agreements with those parties and finalize a supply agreement in the next three to six months.

We had no cash as of June 30, 2009. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2009, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

Evaluation of internal controls over financial reporting.  Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of June 30, 2009, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

Bio-Solutions Corp., a Nevada corporation

August 13, 2009	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
Chief Executive Officer,
President (Principal Executive Officer)

August 13, 2009	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
Chief Financial Officer and a Director
(Principal Financial and Accounting Officer)