Form 10-Q
period 2009-09-30
Bio-Solutions Corp.
filed 2009-11-16
CIK 1420108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________

Commission File Number: 333-147917

Bio-Solutions Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 13, 2009, there were 13,399,350 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIO-SOLUTIONS CORP.
BALANCE SHEETS
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	IN US $
ASSETS
	UNAUDITED
	SEPTEMBER 30, 2009	DECEMBER 31, 2008
CURRENT ASSETS
Cash	$-	$810
Accounts receivable	1,887	6,240
Inventory	82,007	76,379
Total current assets	83,894	83,429

Other Asset
License, net of amortization	92,384	111,180

TOTAL ASSETS	$176,278	$194,609

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$222,187	$126,107
Short-term loans	122,145	38,966
Cash overdraft	-	-
Due to officer	4,559	3,967
Total current liabilities	348,891	169,040

TOTAL LIABILITIES	348,891	169,040

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized, 13,399,350 shares issued and outstanding, respectively	13,399	12,299
Additional paid in capital	1,134,163	642,013
Accumulated deficit	(1,282,170)	(593,942)
Accumulated other comprehensive income (loss)	(38,005)	(34,801)
Total stockholders' equity (deficit)	(172,613)	25,569

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$176,278	$194,609

BIO-SOLUTIONS CORP.
STATEMENT OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	IN US$		IN US$

	NINE MONTHS ENDED SEPTEMBER 30, 2009	NINE MONTHS ENDED SEPTEMBER 30, 2008	THREE MONTHS ENDED SEPTEMBER 30, 2009	THREE MONTHS ENDED SEPTEMBER 30, 2008

REVENUE	$24,745	$35,812	$7,654	$10,801

COST OF REVENUES
Beginning inventory	76,379	68,936	77,268	95,733
Purchases	19,096	65,766	11,781	1,635
Ending inventory	(82,007)	(88,107)	(82,007)	(88,107)
Total Cost of Revenues	13,468	45,595	7,042	9,261

GROSS PROFIT (LOSS)	11,277	(10,783)	612	1,540

OPERATING EXPENSES
Professional fees	622,897	56,886	537,108	10,948
Accounting fees	24,484	6,911	8,488	3,253
General and administrative	47,834	56,597	18,310	15,190
Total operating expenses	695,215	120,394	563,906	29,391

NET LOSS BEFORE OTHER EXPENSE	(683,938)	(131,177)	(563,294)	(27,851)

OTHER EXPENSE
Interest expense	(4,290)	(3,082)	(1,952)	(1,390)
Total other expense	(4,290)	(3,082)	(1,952)	(1,390)

NET LOSS	$(688,228)	$(134,259)	$(565,246)	$(29,241)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,454,387	9,286,500	12,759,404	9,286,500

NET LOSS PER SHARE	$(0.06)	$(0.01)	$(0.04)	$(0.00)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(688,228)	$(134,259)	$(565,246)	$(29,241)
Currency translation gains (losses)	(3,204)	(1,667)	(867)	1,584

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(691,432)	$(135,926)	$(566,113)	$(27,657)

BIO-SOLUTIONS CORP.
STATEMENT OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	IN US$

	NINE MONTHS ENDED SEPTEMBER 30, 2009	NINE MONTHS ENDED SEPTEMBER 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(688,228)	$(134,259)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense - license	32,137	1,969
Common stock issued for services	493,250	-
Change in assets and liabilities
Decrease in accounts receivable	5,284	1,227
(Increase) decrease in inventory	5,767	(23,634)
Increase (decrease) in accounts payable and accrued expenses	88,213	3,783
Total adjustments	624,651	(16,655)
Net cash (used in) operating activities	(63,577)	(150,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for license	-	(47,175)
Net cash (used in) investing activities	-	(47,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	82,622
Short-term loans	77,367	117,938
Increase in cash overdraft	-	-
Advances from officers	-	4,559
Net cash provided by financing activities	77,367	205,119

Effect of foreign currency	(14,600)	534

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(810)	7,564

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	810	7,990

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$15,554

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH OPERATING AND INVESTING ACTIVITIES:
Recognition of license fees accrued	$-	$94,350

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $1,282,170 in their initial two and a half years, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

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

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the nine months ended September 30, 2009 and 2008, the Company recorded approximately $3,204 and $1,667 in translation losses, respectively.

Comprehensive Income (Loss)

The Company adopted ASC 220-10, “Reporting Comprehensive Income.” ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company generates revenue from the sales of their products. The criteria for recognition are as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectable is reasonably assured.

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of September 30, 2009 and December 31, 2008, respectively. The right of return does exist for a small period subsequent to sale.  However, there have been no refunds since inception.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30, 2009	September 30, 2008

Net loss	$(688,228)	$(134,259)

Weighted-average common shares outstanding (Basic)	12,454,387	9,286,500

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	12,454,387	9,286,500

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of September 30, 2009 and December 31, 2008, inventory of $82,007 and $76,379 includes $64,513 and $62,213 of raw materials with the balance being finished goods, respectively.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2009, no additional accrual for income taxes is necessary.

Recent Issued Accounting Standards

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through November 10, 2009, the date the financial statements were issued.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In April 2008, the FASB issued ASC 350, “Determination of the Useful Life of Intangible Assets”. The Company adopt ASC 350 on October 1, 2008. The guidance in ASC 350 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

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

The Company issued 1,100,000 shares of stock for the nine months ended September 30, 2009 to various consultants at a value ranging between $0.26 and $0.50 per share or $493,250.

As of September 30, 2009, the Company has 13,399,350 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

NOTE 4-	RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by an officer of the Company. The Company purchases goods and uses office space in the other company’s offices. For the nine months ended September 30, 2009 and 2008 the Company incurred $0 and $74,632, respectively in inventory and other expenses to this company. Approximately $10,857 is owed to this company at September 30, 2009 which is included in accounts and accrued expenses payable.

The Company was advanced $4,559 from officers during the year ended December 31, 2008 and remain outstanding as of September 30, 2009. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5-	SHORT-TERM LOANS

The Company was advanced $125,000 from seventeen (17) individuals/companies for amounts ranging between $5,000 and $45,000 each during the year ended December 31, 2008. These amounts were converted into 1,041,348 shares of common stock.

In December 2008, the Company entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. All of these loans accrue interest at 5% per annum. The Company has repaid $7,530 (CD$) at the end of December 2008, and has $17,460 (CD$) remaining due on this note. In addition, the Company in the nine months ended September 30, 2009, was advanced another $82,000 (CD$). The total outstanding due on these notes as of September 30, 2009 is $129,460 (CD$) or $122,145 (US$).

The Company had accrued interest at 5% per annum on these notes and accrued $8,195 as of September 30, 2009. Interest expense for the nine months ended September 30, 2009 and 2008 is $4,290 and $3,082, respectively.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008

NOTE 6-	MAJOR CUSTOMERS

100% and 84% of the Company’s revenue was generated by three customers for the nine months ended September 30, 2009 and 2008, respectively and all three customers respectively, were considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. The Company does not consider this risk to be significant.

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

As of September 30, 2009, there is no provision for income taxes, current or deferred.

Net operating losses	$435,938
Valuation allowance	(435,938)

$-

At September 30, 2009, the Company had a net operating loss carry forward in the amount of $1,282,170, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2009 and 2008 is summarized below.

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

NOTE 8-	LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”). The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of September 30, 2009 owes $75,000 (CD$), which is reflected in accounts payable and accrued expenses on the balance sheet at September 30, 2009. The Company is amortizing the license fee over the 36 month term of the Agreement. Amortization expense for the nine months ended September 30, 2009 and 2008 are $32,137 and $1,969, respectively.

NOTE 9-	FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2008, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Liquidity and Capital Resources. We had no cash, accounts receivable of $1,887 and inventory of $82,007 as of September 30, 2009, which equals our total current assets of $83,894 as of that date. With our other asset of $92,384 represented by a license, net of amortization, our total assets as of September 30, 2009 were $176,278.

Our current liabilities were $348,891 as of September 30, 2009, which was represented by accounts payable and accrued expenses of $222,187, short term loans of $122,145 and $4,559 due to an officer.

In December 2008, we entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. These amounts are short-term in nature as they are due on demand, and we have accrued interest at 5% per annum.  We repaid $7,530 (CD$) at the end of December 2008, and have $17,460 (CD$) remaining due on this note. In addition, in the nine months ended September 30, 2009, we were advanced another $82,000 (CD$). The total outstanding due on these notes as of September 30, 2009 is $117,460 (CD$) or $100,992 (US$). Those short term loans were from certain individuals/companies and were provided to us for working capital.We had accrued interest at 5% per annum on these notes and accrued $8,195 as of September 30, 2009. Interest expense for the nine months ended September 30, 2009 and 2008 is $4,290 and $3,082, respectively.

Our total liabilities were also $348,891 as of September 30, 2009, and had no other liabilities and no long term commitments or contingencies as of that date.

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

For the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Results of Operations.

Revenues. We had revenues of $7,654 for the three months ended September 30, 2009, as compared to revenues of $10,801 for the three months ended September 30, 2008.  We hope to generate greater revenues as continue operations and implement our business plan.   For the three months ended September 30, 2009, we had $7,042 in total cost of revenues. This is comprised of $77,268 in beginning inventory, $11,781 in purchases less $82,007 in ending inventory, resulting in a gross profit of $612.  This in comparison to the three months ended September 30, 2008, where we had $9,261 in total cost of revenues, comprised of $95,733 in beginning inventory, $1,635 in purchases, less $88,107 in ending inventory, resulting in a gross profit of $1,540

Operating Expenses.  For the three months ended September 30, 2009, we had total operating expenses of $563,906, as compared to total operating expenses of $29,391 for the three months ended September 30, 2008. The increase in operating expenses between the two periods is primarily due to an increase in professional fees from $10,948 for the three months ended September 30, 2008, to $537,108 for the three months ended September 30, 2009. Our professional and accounting fees increased between the two periods because we issued 1,100,000 shares of stock to various consultants at a value ranging between $0.26 and $0.50 per share or $493,250. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.   For the three months ended September 30, 2009, after interest expense of $1,952, we had a net loss of $565,246.  In comparison, for the three months ended September 30, 2008, after interest expense of $1,390, we had a net loss of $29,241. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Results of Operations.

Revenues. We had revenues of $24,745 for the nine months ended September 30, 2009, as compared to revenues of $35,812 for the nine months ended September 30, 2008.  We hope to generate greater revenues as continue operations and implement our business plan.   For the nine months ended September 30, 2009, we had $13,468 in total cost of revenues. This is comprised of $76,379 in beginning inventory, $19,096 in purchases less $82,007 in ending inventory, resulting in a gross profit of $11,277.  This in comparison to the nine months ended September 30, 2008, where we had $46,595 in total cost of revenues, comprised of $68,936 in beginning inventory, $65,766 in purchases, less $88,107 in ending inventory, resulting in a gross loss of $10,783.

Operating Expenses.  For the nine months ended September 30, 2009, we had total operating expenses of $695,215, as compared to total operating expenses of $120,394 for the nine months ended September 30, 2008. The increase in operating expenses between the two periods is primarily due to an increase in professional fees from $56,886 for the nine months ended September 30, 2008, to $622,897 for the nine months ended September 30, 2009. Our professional and accounting fees increased between the two periods because we issued 1,100,000 shares of stock to various consultants at a value ranging between $0.26 and $0.50 per share or $493,250.

Net Loss.   For the nine months ended September 30, 2009, and after interest expense of $4,290, we had a net loss of $688,228.  In comparison, for the nine months ended September 30, 2008, after interest expense of $3,082, we had a net loss of $134,259. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, our main focus is to secure intellectual property on existing products as well as seeking rights on complementary products. With the second phase of tests being still presently conducted by one of the major chicken integrator in the Canada, the first phase having been successful, we should be able to start selling our product across Canada in the second half of 2009. We are currently pursuing additional accounts by researching and contacting medium to large size integrators in the United States to convince them to conduct in house tests on our products. We have developed new updated sales and marketing materials including brochures describing the products that we can provide to potential clients.

During the next three to six months, our primary objective is to strengthen our knowledge of the mode of action of the product to better our positioning in the market. We have finalized a pan Canadian distribution agreement to increase our presence on the market. This will increase our client base in order to generate revenues to support our operations. We need to obtain additional clients as four customers account for approximately 93% of our revenues. During the next six to twelve months, we hope to expand our operations, based on the successful testing by prospective clients.

We will finalize the acquisition of rights to distribute biological larvicides in Africa in the next three months. We believe that such product may be an effective way to prevent malaria and is safe for the environment. We have finalized our marketing material for this product, and we have received interests from potential sub-distributors the product in the Democratic Republique of Congo, and also with three other African countries. Our product will be tested in the next three months in Congo to finalize regulatory approval in this country. This will be the last step prior to final negotiation of a supply agreement in the next three to six months.

We had no cash as of September 30, 2009. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of September 30, 2009, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

Bio-Solutions Corp., a Nevada corporation

November 16, 2009	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
President (Principal Executive Officer)

November 16, 2009	By:	/s/ Gilbert Pomerleau
GIlbert Pomerleau
Chief Financial Officer and a Director
(Principal Financial and Accounting Officer)