Form 10-K
period 2009-12-31
Bio-Solutions Corp.
filed 2010-04-15
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
Title of each class registered: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes      ☒No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on April 15, 2010, based on $0.22 per share, the last price at which the common equity was sold by the registrant as of that date, was $2,486,957.

As of April 15, 2010, there were 14,549,350 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Our Business. We are a manufacturer of a premix product for the poultry industry called Nutra-Animal. Nutra-Animal is an anti-oxidant containing wheat middlings, vitamin E, calcium carbonate silicon dioxide, shrimp flour, sodium, selenite and fish oil. We have conducted studies that we believe demonstrate the positive impact of Nutra-Animal on growth, reinforcement of the immune system, as well as the ratio of net weight of flesh. We plan to expand the chicken feed product line in the next twelve months. We also plan to conduct additional tests to improve and adjust our products for the different types of poultry. Tests on turkey will be conducted in second half of 2010. Tests on other animals (pigs and claves) have been postponed to concentrate our efforts on poultry.

On August 17, 2009, we entered into a Letter of Intent for the commercialization of GreenEx ™ its main product, targeting Malaria vectors in the Democratic Republic of Congo.  GreenEx ™ is an organic insecticide available in solid or liquid form which neutralizes and eradicates up to 98% of the larvae, within only 24 hours. Malaria is the most dangerous disease transmissible by mosquitoes that is known.  The Kinhasa district authorities will apply for funds in order to start a pilot trial on their territory. This pilot trial has been designed to show on site efficiency of GreenEx ™ and is expected to take place in the second quarter of 2010. This pilot trial is expected to be the final step to a commercial supply agreement with district authorities.

Our Supplier. Our supplier for the raw material used in our Nutra-Animal blend is called Oceanutrasciences, Inc., (“Ocean”) and is also known as Aqua-Biokem. Our first order of raw materials was purchased from Natural Solutions International, a private company controlled by our Roger Corriveau, our officer and director at the time, which purchased the materials from Ocean.

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

Regarding distribution of GreenEx™, our product targeting mosquitoes’ larvae, we have conducted a mission in Democratic Republic of Congo and planning several missions in Africa in 2010. We will meet with local health and environment authorities to present our product and intervention strategy. Feasibility studies are required to adapt the product spreading strategy to each country depending of environmental conditions. Training will be provided regarding the product and spreading techniques to client local teams. We plan to attend malaria specific international conferences to present our strategy.

Growth Strategy. Our primary objective is to become one of the dominant providers of larvicide treatment in Africa. Our second objective is to be a serious provider of chicken pre-mix, to offer the chicken industry the possibility to raise healthier chickens and obtain a better yield on the market. We originally concentrated our efforts in the province of Quebec, Canada. Recently, we started conducting some tests with integrators in the province of Ontario and Western Canada. We also recently started using a similar strategy in the United States and plan to market our products in the United States in early 2011.

We believe that we will be able to generate additional revenues by increasing the size of our product line, thereby increasing the number of pre-mixes or feeds that we can sell and generate revenue from GreenEx distribution in Africa. We intend to look for opportunities to produce other types of pre-mixes or feeds. We also believe that there may be opportunities to enter into joint venture agreements with companies that produce other pre-mixes or feeds other than our own. In addition to continually developing and evaluating new pre-mixes or feeds, we may consider the acquisition of other companies operating in a similar fashion.

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

Employees. As of April 15, 2010, we have one full-time employee. We believe we may need to hire two additional employees in the next six months so that we can service the orders. From time-to-time, we anticipate that we may use the services of independent contractors and consultants to support our expansion and business development.  On August 17, 2009, we entered into an Employment Agreement with Dr. Gilles Chaumillon. The agreement provides, among other things, that Dr. Gilles Chaumillon will serve as our President and Chief Executive Officer and will receive compensation of CD$100,000 per year and 750,000 shares of our common stock. This brief description of the Employment Agreement is not intended to be complete and is qualified in its entirety by reference to the full text of the agreement attached to our Report on Form 8-K filed on our about that date.

Facilities. Our executive, administrative and operating offices are located at 14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2. Roger Corriveau, formerly our president, chief executive officer and a director, provided approximately 200 square feet of office space and 250 feet of warehousing space at no charge until he resigned these positions in March 2009. Our financial statements reflect the fair market value of that space which is approximately $500 per month. Mr. Corriveau does not expect to be reimbursed for providing these facilities. That amount has been included in the financial statements as additional capital contribution by Mr. Corriveau. We did not have a lease or written lease or sublease agreement with Mr. Corriveau. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

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

We have incurred a net loss for the year ended December 31, 2009, and expect to incur net losses for the foreseeable future.

As of December 31, 2009, our net loss for the fiscal year ended December 31, 2009 was $917,627. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

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

Three customers account for a majority of our revenue, and the loss of those customers would result in a loss of a significant amount of our revenues.

Approximately 93% of our revenue was generated by three customers that were all considered to be major customers. A major customer is one that represents at least 10% of our revenue. In addition, all of our receivables are due from one of these three customers. If we were to lose any of those major customers, we would lose a significant amount of our revenues.

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

Risks Related to Owning Our Common Stock

Our officers, directors and principal shareholders own approximately 22.30% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, director and principal shareholders beneficially own, in the aggregate, approximately 22.30% of our outstanding shares of common stock.  Such concentrated control of the company may negatively affect the price of our common stock.  Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2009, we held no real property.  We do not presently own any interests in real estate.

Our Facilities.  Our executive, administrative and operating offices are located at 14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2. Through March 2009, the person serving as our president, secretary and one of our directors at the time, provided approximately 200 square feet of office space as well as 250 feet of warehousing space at no charge. Our financial statements reflect the fair market value of that space which is approximately $500 per month. That amount has been included in the financial statements as additional capital contribution by Mr. Corriveau. We did not have a lease, written lease or sublease agreement for the premises with Mr. Corriveau. Mr. Corriveau does not expect to be reimbursed for providing these facilities. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

FINRA. We received a letter of inquiry from FINRA regarding our operations. As of the date of this report, we have responded to FINRA by providing the documents that were requested.

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

Quarter ended:	High	Low
March 31, 2010	0.37	0.27
December 31, 2009	0.43	0.40
September 30, 2009	0.66	0.66
June 30, 2009	0.67	0.65
March 31, 2009	0.47	0.47
December 31, 2008	0.46	0.46
September 30, 2008	0.46	0.46

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

Holders. As of April 15, 2010, there were 87 record holders of our common stock, holding approximately 14,549,350 shares.

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

In March 2009, we filed a Registration Statement on Form S-1 for the registration of 5,600,000 shares of our outstanding common stock.  On May 6, 2009, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the S-1 was to register shares of common stock held by our existing shareholders.

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

In May 2007, we issued Roger Corriveau, who at the time was our president, chief executive officer and one of our directors, 6,000,000 shares, and we issued Gilbert Pomerleau 500,000 shares, and Ghislaine St-Hilaire 1,500,000 of our common stock for a total cash consideration of $8,000, or $0.001 per share. The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, , which exemption is specified by the provisions of Section 5 of that act and Regulation S.

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

On August 17, 2009, we entered into an employment agreement with our CEO.  The CEO’s compensation under the agreement is for a $100,000 (CD$) salary as well as the issuance of 750,000 shares of stock; a total of 375,000 of those shares were issued in August 2009 and the remaining 375,000 shares were to be issued in January 2010.   The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, which exemption is specified by the provisions of Section 5 of that Act and Regulation S.

In January and February, we then issued 725,000 shares of stock to consultants and to the CEO. These shares were issued for services rendered to consultants and as part of the employment agreement to the CEO.  The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, which exemption is specified by the provisions of Section 5 of that Act and Regulation S.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2009, for the sale of registered securities.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

For the fiscal year ended December 31, 2009 for the year ended December 31, 2008.

Results of Operations.

Revenues. We had revenues of $30,425 for the year ended December 31, 2009, and revenues of $51,647 for the year ended December 31, 2008.  We hope to generate greater revenues as we continue operations and implement our business plan.   For the year ended December 31, 2009, we had $18,495 in total cost of revenues. This is comprised of $76,379 in beginning inventory, $24,321 in purchases, less $82,205 in ending inventory, resulting in a gross profit of $11,930.  This in comparison to the year ended December 31, 2008, where we had $62,350 in total cost of revenues. This is comprised of $68,936 in beginning inventory, $69,793 in purchases, less $76,379 in ending inventory, resulting in a gross loss of $10,703.

Operating Expenses.  For the year ended December 31, 2009, we had total operating expenses of $924,361. This included professional expenses of $806,520, accounting fees of $39,484, and general and administrative expenses of $78,357. The professional and consulting fees are comprised of legal and consulting expenses related to becoming a public company. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.  This is in comparison to the year ended December 31, 2008, where we had total operating expenses of $514,180. This included professional expenses of $432,786, accounting fees of $9,999, and general and administrative expenses of $71,395.

Net Income or Loss.   For the year ended December 31, 2009, and after interest expense of $5,196, we had a net loss of $917,627, with a net loss per share of $0.07.  In comparison, for the year ended December 31, 2008, and after interest expense of $4,406, we had a net loss of $521,379, with a net loss per share of $0.06.  . We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources. We had cash of $4, accounts receivable of $1,903 and inventory of $82,205 as of December 31, 2009, which equals our total current assets of $84,112 as of that date. With our other asset of $81,274 represented by a license, net of amortization, our total assets as of December 31, 2009 were $165,386.

Our current liabilities were $466,509 as of December 31, 2009, which was represented by accounts payable and accrued expenses of $299,455, short term loans of $121,278, short term loans to a related party of $1,178, and $4,598 due to an officer.

Our total liabilities were also $466,509 as of December 31, 2009, and we had no other liabilities and no long term commitments or contingencies as of that date.

We were advanced $125,000 from seventeen individuals/companies for amounts ranging between $5,000 and $45,000 each during the year ended December 31, 2008. These amounts were converted into 1,041,348 shares of common stock.

In December 2008, we entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. All of these loans accrue interest at 5% per annum. We have repaid $7,530 (CD$) at the end of December 2008, and has $17,460 (CD$) remaining due on this note. In addition, in the year ended December 31, 2009, we were advanced another $123,277 (CD$). The total outstanding due on these notes as of December 31, 2009 is $170,737 (CD$) or $162,456 (US$). Of this amount, $41,178 (US$) was advanced by our President and is noted as short-term loans – related party on the balance sheet.

We had accrued interest at 5% per annum on these notes and accrued $10,091 as of December 31, 2009. Interest expense for the years ended December 31, 2009 and 2008 is $5,196 and $4,406, respectively.

During 2010, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, our main focus is to secure intellectual property on existing products as well as seeking rights on complementary products. With the second phase of tests being presently conducted by one of the major chicken integrator in the Canada, the first phase having been successful, we should be able to start selling our product across Canada in the second half of 2009. We are currently pursuing additional accounts by researching and contacting medium to large size integrators in the United States to convince them to conduct in house tests on our products. We are developing new updated sales and marketing materials including brochures describing the products that we provide so that we can provide a professional appearance to potential clients. We are currently pursuing our negotiation with several countries in Africa to introduce our larvicide product as a prevention agent for malaria. One pilot trial is planned for second quarter of 2010.

During the next three to six months, our primary objective is to strengthen our knowledge of the mode of action of the product to better our positioning in the market. In addition, we need to increase our client base so we can generate revenues to support our operations. We need to obtain additional clients as three customers account for approximately 93% of our revenues. During the next six to twelve months, we hope to expand our operations, based on the successful testing by prospective clients. We also hope to finalize a contract for larvicide product in Africa.

We had cash of $4 as of December 31, 2009. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

BIO-SOLUTIONS CORP.
INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Report of Independent Registered Public Accounting Firm Balance Sheets as of December 31, 2009 and 2008
Statements of Operations and Accumulated Other Comprehensive Loss For the Years Ended December 31, 2009 and 2008
Statements of Changes in Stockholders’ Equity (Deficit) For the Years Ended December 31, 2009 and 2008
Statements of Cash Flows For the Years Ended December 31, 2009 and 2008 Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Directors of
Bio-Solutions Corp.

We have audited the accompanying balance sheets of Bio-Solutions Corp. (the "Company") as of December 31, 2009 and 2008, and the related statements of operations and accumulated other comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2009 and 2008. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Solutions Corp. as of December 31, 2009 and 2008, and the results of its statements of operations and accumulated other comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

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

/s/KBL, LLP

New York, NY
April 15, 2010

BIO-SOLUTIONS CORP.
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	IN US$
ASSETS

	DECEMBER 31,	DECEMBER 31,
	2009	2008
CURRENT ASSETS
Cash	$4	$810
Accounts receivable	1,903	6,240
Inventory	82,205	76,379
Total current assets	84,112	83,429

Other Asset
License, net of amortization	81,274	111,180

TOTAL ASSETS	$165,386	$194,609

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$299,455	$126,107
Short - term loans	121,278	38,966
Short - term loans - related party	41,178	-
Due to officer	4,598	3,967
Total current liabilities	466,509	169,040

TOTAL LIABILITIES	466,509	169,040

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized, 13,824,350 and 12,299,350 shares issued and outstanding, respectively	13,824	12,299
Additional paid in capital	1,237,883	642,013
Accumulated deficit	(1,511,569)	(593,942)
Accumulated other comprehensive income (loss)	(41,261)	(34,801)
Total stockholders' equity (deficit)	(301,123)	25,569

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$165,386	$194,609

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
DECEMBER 31, 2009 AND 2008

	IN US$

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31, 2009	DECEMBER 31, 2008

REVENUE	$30,425	$51,647

COST OF REVENUES
Beginning inventory	76,379	68,936
Purchases	24,321	69,793
Ending inventory	(82,205)	(76,379)
Total Cost of Revenues	18,495	62,350

GROSS PROFIT (LOSS)	11,930	(10,703)

OPERATING EXPENSES
Professional fees and wages	806,520	432,786
Accounting fees	39,484	9,999
General and administrative	78,357	71,395
Total operating expenses	924,361	514,180

NET LOSS BEFORE OTHER EXPENSE	(912,431)	(524,883)

OTHER EXPENSE
Interest expense	(5,196)	(4,406)
Total other expense	(5,196)	(4,406)

NET LOSS	$(917,627)	$(529,289)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,747,090	9,609,259

NET LOSS PER SHARE	$(0.07)	$(0.06)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(917,627)	$(529,289)
Currency tranlation gains (losses)	(6,460)	(27,971)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(924,087)	$(557,260)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
DECEMBER 31, 2009 AND 2008

			IN US$

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Accumulated	Income
	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance - December 31, 2007	9,286,500	$9,287	$127,363	$(64,653)	$(6,830)	$65,167

Common shares issued for cash	421,502	421	82,241	-	-	82,662

Common shares issued for conversion of notes payable	1,041,348	1,041	123,959	-	-	125,000

Common shares issued for services	1,550,000	1,550	308,450	-	-	310,000

Net loss for the year	-	-	-	(529,289)	(27,971)	(557,260)

Balance - December 31, 2008	12,299,350	12,299	642,013	(593,942)	(34,801)	25,569

Common shares issued for services	1,525,000	1,525	595,870	-	-	597,395

Net loss for the year	-	-	-	(917,627)	(6,460)	(924,087)

Balance - December 31, 2009	13,824,350	$13,824	$1,237,883	$(1,511,569)	$(41,261)	$(301,123)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF OF CASH FLOW
DECEMBER 31, 2009 AND 2008

	IN US$

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31, 2009	DECEMBER 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(917,627)	$(529,289)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization expense - license	43,971	12,277
Common stock issued for services	597,395	310,000
Change in assets and liabilities
(Increase) decrease in accounts receivable	5,328	(4,187)
(Increase) decrease in inventory	6,313	(20,275)
Increase (decrease) in accounts payable and accrued expenses	159,641	48,490
Total adjustments	812,648	346,305
Net cash (used in) operating activities	(104,979)	(182,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for license	-	(61,575)
Net cash (used in) investing activities	-	(61,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	82,662
Short-term loans, net of repayments	76,120	129,964
Short-term loans - related party, net of repayments	41,178	-
Increase in cash overdraft	-	-
Advances from officers	-	3,967
Net cash provided by financing activities	117,298	216,593

Effect of foreign currency	(13,125)	20,786

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(806)	(7,180)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	810	7,990

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4	$810

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH OPERATING AND INVESTING ACTIVITIES:
Recognition of license fees accrued	$-	$61,575
Conversion of notes payable to common stock	$-	$125,000

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $1,511,569 in their initial three years, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2009 and 2008, the Company recorded approximately $6,460 and $27,971 in translation losses, respectively.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

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

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of December 31, 2009 and 2008, respectively. The right of return does exist for a small period subsequent to sale.  However, there have been no refunds since inception.

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
DECEMBER 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

[Missing Graphic Reference]

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of December 31, 2009 and 2008, inventory of $82,205 and $76,379 includes $61,539 and $62,213 of raw materials with the balance being finished goods, respectively.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2009, no additional accrual for income taxes is necessary.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through April 15, 2010, the date the financial statements were issued.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

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

The Company issued 1,525,000 shares of stock for the year ended December 31, 2009 to various consultants (including 375,000 shares to the CEO under the employment agreement) at a value ranging between $0.26 and $0.50 per share or $597,395.

As of December 31, 2009, the Company has 13,824,350 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 4-	RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by an officer of the Company. The Company purchases goods and uses office space in the other company’s offices. For the years ended December 31, 2009 and 2008 the Company incurred $17,795 and $74,632, respectively in inventory and other expenses to this company.

The Company was advanced $4,598 from officers during the year ended December 31, 2008 and remain outstanding as of December 31, 2009. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5-	SHORT-TERM LOANS

The Company was advanced $125,000 from seventeen (17) individuals/companies for amounts ranging between $5,000 and $45,000 each during the year ended December 31, 2008. These amounts were converted into 1,041,348 shares of common stock.

In December 2008, the Company entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. All of these loans accrue interest at 5% per annum. The Company has repaid $7,530 (CD$) at the end of December 2008, and has $17,460 (CD$) remaining due on this note. In addition, the Company in the year ended December 31, 2009, was advanced another $123,277 (CD$). The total outstanding due on these notes as of December 31, 2009 is $170,737 (CD$) or $162,456 (US$). Of this amount, $41,178 (US$) was advanced by the Company’s President and is noted as short-term loans – related party on the balance sheet.

The Company had accrued interest at 5% per annum on these notes and accrued $10,091 as of December 31, 2009. Interest expense for the years ended December 31, 2009 and 2008 is $5,196 and $4,406, respectively.

NOTE 6-	MAJOR CUSTOMERS

100% and 100% of the Company’s revenue was generated by three customers for the years ended December 31, 2009 and 2008, respectively and all three customers respectively, were considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. The Company does not consider this risk to be significant.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7-	PROVISION FOR INCOME TAXES (CONTINUED)

As of December 31, 2009, there is no provision for income taxes, current or deferred.

Net operating losses	$513,933
Valuation allowance	(513,933)

$-

At December 31, 2009, the Company had a net operating loss carry forward in the amount of $1,511,569, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2009 and 2008 is summarized below.

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%
NOTE 8-	LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of December 31, 2009 owes $75,000 (CD$), which is reflected in accounts payable and accrued expenses on the balance sheet at December 31, 2009. The Company is amortizing the license fee over the 36 month term of the Agreement. Amortization expense for the years ended December 31, 2009 and 2008 are $43,971 and $12,277, respectively.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Level 3 inputs: Instruments with primarily unobservable value drivers.

NOTE 10-	COMMITMENTS

The Company entered into a Letter of Intent for the commercialization of GreenEx ™ its main product, targeting Malaria vectors in the Democratic Republic of Congo.

GreenEx ™ is an organic insecticide available in solid or liquid form which neutralizes and eradicates up to 98% of the larvae, within only 24 hours. Malaria is the most dangerous disease transmissible by mosquitoes that is known.

The Kinhasa district authorities will apply for funds in order to start a pilot trial on their territory. This pilot trial has been designed to show on site efficiency of GreenEx ™ and is expected to take place in the second quarter of 2010. This pilot trial is expected to be the final step to a commercial supply agreement with district authorities.

On August 17, 2009, the Company entered into an employment agreement with their CEO. The agreement has a one-year term, however can be extended for additional one-year terms unless terminated by either party. The CEO’s compensation under the agreement is for a $100,000 (CD$) salary as well as the issuance of 750,000 shares of stock. 375,000 of those shares were issued in August 2009 and the remaining 375,000 shares were issued in January 2010. The Company accrued $37,534 (CD$) of salary for the period August 17, 2009 through December 31, 2009.

NOTE 11-	SUBSEQUENT EVENTS

In January and February, the Company issued 725,000 shares of stock to consultants and to the CEO. These shares were issued for services rendered to consultants and as part of the employment agreement to the CEO.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2009, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officer and director.

Name	Age	Position
Dr. Gilles Chaumillon	47	president, chief executive officer
Gilbert Pomerleau	44	vice president, chief financial officer, director
Ghislaine St-Hilairee	60	vice president and secretary, director

Dr. Gilles Chaumillon. Dr. Gilles Chaumillon has been the president and chief executive officer since April 22, 2009. From 2004 to 2008, Dr. Gilles Chaumillon served as Senior Director, Project Management for BioSyntech Inc., a biotechnology company located in Canada and listed on the TSX stock exchange. Prior to 2004, he was General Manager and Business Development Director of a Contract Research Organization. He began his career at Æterna-Zentaris as Director in charge of collaboration network and process development. His experience encompasses product and process development, manufacturing and also business development, strategic planning and commercialisation. Dr. Chaumillon is a member of Quebec MBA Association (AMBAQ) and also an active member Quebec Biotech Association (BIOQUEBEC) where he is president of the membership committee. Dr. Chaumillon holds a PhD degree in marine biology from Laval University of Québec City and a MBA in Biotech Management from University of Quebec at Montreal. Dr. Chaumillon is not an officer or director of any other reporting company.

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

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. As such, Gilbert Pomerleau and Ghislaine St-Hilaire will continue to serve as directors until replacements are appointed, or until shareholders elect new directors. All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist) serve at the discretion of the board. Currently, directors receive no compensation.

There are no family relationships between any of our officers or directors, though Ms. St-Hilaire may be considered the common-law spouse of Roger Corriveau, our former president, chief executive officer and a former director.  There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers for years ended December 31, 2008 and 2009.  Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts	All Other Compensation
					Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Roger Corriveau former officer, and director	2009	None	None	None	None	None	None	None
	2008	None	None	None	None	None	None	None
Gilbert Pomerleau, chief financial officer, director	2009	None	None	None	None	None	None	None
	2008	None	None	None	None	None	None	None
Ghislaine St-Hilaire, vice president, secretary, director	2009	None	None	None	None	None	None	None
	2008	None	None	None	None	None	None	None
Gilles Chaumillon, president, chief executive officer	2009	$100,000	None	None	$165,000 shares (1)	None	None	None

(1)	375,000 shares were issued in August 2009 and 375,000 shares were issued in January 2010; dollar value is shown using share price of $0.22 as of April 15, 2010..

Employment Contracts and Termination of Employment.  Other than the agreement we have with Mr. Chaumillon, described below, we do not anticipate that we will enter into any other employment contracts with any of our employees. We also have no other plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement), other than our agreement with Mr. Chaumillon.

On August 17, 2009, we entered into an employment agreement with Gilles Chaumillon, our CEO. The agreement has a one-year term, however can be extended for additional one-year terms unless terminated by either party. The CEO’s compensation under the agreement is for a $100,000 (CD$) salary as well as the issuance of 750,000 shares of stock. 375,000 of those shares were issued in August 2009 and the remaining 375,000 shares were issued in January 2010. We accrued $37,534 (CD$) of salary for the period August 17, 2009 through December 31, 2009.

Outstanding Equity Awards. As of December 31, 2009, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Roger Corriveau former officer, and director	0	0	0	0	0	0	0	0	0
Gilbert Pomerleau, chief financial officer, director	0	0	0	0	0	0	0	0	0
Ghislaine St-Hilaire, vice president, secretary, director	0	0	0	0	0	0	0	0	0
Gilles Chaumillon, president, chief executive officer	0	0	0	0	0	0	0	0	0

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on March 27, 2007.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors received the following compensation for their service as directors during the period from March 27, 2007, our date of formation, through December 31, 2009:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Roger Corriveau former officer, and director	0	0	0	0	0	0	0
Gilbert Pomerleau, chief financial officer, director	0	0	0	0	0	0	0
Ghislaine St-Hilaire, vice president, secretary, director	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2010, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Dr. Gilles Chaumillon 14517 Joseph Marc Vermette Mirabel, Québec Canada, J7J 1X2	825,000 shares (1) President and chief executive officer	5.67%
Common Stock	Roger Corriveau 77, 572ième avenue St-Hippolyte, Québec, Canada, J8A 3L3	800,000 shares Former officer and director	5.50%
Common Stock	Gilbert Pomerleau 145, route 216 Ste-Marguerite, Québec Canada, G0S 2X0	920,000 shares (2) Vice president, chief financial officer, director	6.32%
Common Stock	Ghislaine St-Hilaire (3) 77 572 ième avenue St-Hippolyte, Québec Canada, J8A 3L3	700,000 shares Vice-president, secretary and director	4.81%
Common Stock	All directors and named executive officers as a group	3,245,000 shares	22.30%*
* Figures may vary due to rounding.

(1)	Includes 75,000 shares of common stock held by a household member of Gilles Chaumillon, who is deemed to beneficially own those shares.
(2)
 Includes 220,000 shares of common stock held by Gestion Gilbert Pomerleau Inc., which is controlled by Gilbert Pomerleau, our vice president, chief financial officer and one of our directors.  Gilbert Pomerleau is deemed to beneficially own those shares.

(3)
Ghislaine St-Hilaire, our vice-president, secretary and director, who owns 700,000 shares, is the common law spouse of Roger Corriveau, our former officer and director, who owns 800,000 shares. Therefore, each of Ghislaine St-Hilaire and Roger Corriveau may be considered to beneficially own 1,500,000 shares of common stock, which equals approximately 61.0% of our issued and outstanding common stock.

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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships. Roger Corriveau, our former officer and director and Ghislaine St-Hilaire, one of our current officers and directors, may be considered common law spouses.

Related Party Transactions.

In May 2007, we issued Roger Corriveau, who was at the time, our president, chief executive officer and one of our directors, 6,000,000 shares, Gilbert Pomerleau 500,000 shares, and Ghislaine St-Hilaire 1,500,000 of our common stock for a total cash consideration of $8,000, or $0.001 per share.

From inception to March 16, 2009, the date of his resignation, Roger Corriveau, our former president, chief executive officer, and one of our directors, provided approximately 200 square feet of office space, as well as 250 feet of warehousing space, to us at no charge. Our financial statements reflect as occupancy costs, the fair market value of that space which was approximately $500 per month. That amount has been included in the financial statements as additional capital contribution by Mr. Corriveau.

Our first order of raw materials was purchased from Natural Solutions International, a private company controlled by Roger Corriveau, our officer and director at the time. We continued to purchase goods from Natural Solutions International until we negotiated a direct supply agreement with Ocean for the direct supply of products. For the period March 27, 2007 through December 31, 2008, we paid $73,900 in materials and other expenses as well as $2,933 in rent expense to Natural Solutions International.  Approximately $4,605 was owed to Natural Solutions International at December 31, 2008. For the year ended December 31, 2009, we incurred $89,820 in inventory and other expenses to this company and $7,882 in rent. Approximately $11,905 is owed to Natural Solutions International at December 31, 2009 which is included in accounts and accrued expenses payable.

In addition, the formula for Nutra-Animal was developed by Roger Corriveau, who was our president, chief executive officer, and one of our directors. Mr. Corriveau agreed to allow us to use that formula at no charge, although we do not have a formal agreement or arrangement relating to the use of that formula.  Beginning in August 2008, we have entered into an exclusive license Agreement described herein with Ocean to market and sell its Nutra-Pro 80-20 animal feed product under Ocean’s trademarks in the sales territory of North America, so that we are no longer dependent on Mr. Corriveau’s company as a supplier.

We were advanced $3,967 from officers during the year ended December 31, 2009. These amounts are short-term in nature as they are due on demand, and we have not been charged interest. We anticipate repayment of these advances within the next twelve months.

We also conduct business with another company owned by one of our officers. We purchase goods and use office space in the other company’s offices. For the years ended December 31, 2009 and 2008 we incurred $17,795 and $74,632, respectively in inventory and other expenses to this company.

We were advanced $4,598 from officers during the year ended December 31, 2008 and remain outstanding as of December 31, 2009. These amounts are short-term in nature as they are due on demand, and we have not been charged interest. We anticipate repayment of these advances within the next twelve months.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal year ended December 31, 2009 and 2008, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year was $20,000 and $20,000.

Audit-Related Fees. For the fiscal year ended December 31, 2009 and 2008, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal year ended December 31, 2009 and  2008 respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0 respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 7

(b)	Exhibits required by Item 601.

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
10.1	License Agreement with Oceanutrasciences, Inc.**
10.2	Executive Employment Agreement ***
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* ** ***	Incorporated by reference to our registration statement on Form SB-2 filed on December 7, 2007.
Incorporated by reference to our current report on Form 8-K filed on September 16, 2008.
Incorporated by reference to our current report on Form 8-K filed on August 18, 2009.

(c)	Additional financial statements required by Regulation S-X.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Solutions Corp.

April 15, 2010	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
	Its:	President, Chief Executive Officer (Principal Executive Officer)

April 15, 2010	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer and a Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2010	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
	Its:	President, Chief Executive Officer (Principal Executive Officer)

April 15, 2010	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer and a Director
(Principal Financial and Accounting Officer)

April 15, 2010	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
Director