Form 10-Q
period 2010-03-31
Bio-Solutions Corp.
filed 2010-05-17
CIK 1420108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

As of March 31, 2010, there were 13,574,350 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIO-SOLUTIONS CORP.
BALANCE SHEETS

	IN US$
ASSETS

	MARCH 31,	DECEMBER 31,
	2010	2009
CURRENT ASSETS	(unaudited)
Cash	$1,832	$4
Accounts receivable	1,969	1,903
Inventory	89,373	82,205
Total current assets	93,174	84,112

Other Asset
License, net of amortization	71,794	81,274

TOTAL ASSETS	$164,968	$165,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$341,554	$299,455
Short - term loans	174,727	121,278
Short - term loans - related party	42,794	41,178
Due to officer	4,758	4,598
Total current liabilities	563,833	466,509

TOTAL LIABILITIES	563,833	466,509

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 75,000,000 shares authorized,
14,549,350 and 13,824,350 shares issued and outstanding, respectively	14,549	13,824
Additional paid in capital	1,423,408	1,237,883
Accumulated deficit	(1,781,057)	(1,511,569)
Accumulated other comprehensive income (loss)	(55,765)	(41,261)
Total stockholders' equity (deficit)	(398,865)	(301,123)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$164,968	$165,386

  The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENTS OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)

	IN US$

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2010	MARCH 31, 2009

REVENUE	$-	$5,782

COST OF REVENUES
Beginning inventory	82,205	76,379
Purchases	7,168	2,448
Ending inventory	(89,373)	(68,074)
Total Cost of Revenues	-	10,753

GROSS PROFIT (LOSS)	-	(4,971)

OPERATING EXPENSES
Professional fees and wages	238,451	35,121
Accounting fees	-	5,996
General and administrative	28,129	15,218
Total operating expenses	266,580	56,335

NET LOSS BEFORE OTHER EXPENSE	(266,580)	(61,306)

OTHER EXPENSE
Interest expense	(2,908)	(883)
Total other expense	(2,908)	(883)

NET LOSS	$(269,488)	$(62,189)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	14,263,239	12,299,350

NET LOSS PER SHARE	$(0.02)	$(0.01)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(269,488)	$(62,189)
Currency tranlation gains (losses)	(14,504)	(1,659)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(283,992)	$(63,848)

  The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF CASH FLOW (UNAUDITED)

	IN US$

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2010	MARCH 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(269,488)	$(62,189)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization expense - license	12,009	10,038
Common stock issued for services	186,250	-
Change in assets and liabilities
(Increase) decrease in accounts receivable	-	5,074
(Increase) decrease in inventory	(4,308)	5,680
Increase (decrease) in accounts payable and accrued expenses	34,349	(5,253)
Total adjustments	228,300	15,539
Net cash (used in) operating activities	(41,188)	(46,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term loans, net of repayments	49,230	47,568
Short-term loans - related party, net of repayments	183	-
Net cash provided by financing activities	49,413	47,568

Effect of foreign currency	(6,397)	434

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,828	1,352

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4	810

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,832	$2,162

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,499	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2009 10K and audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $1,781,057 since inception, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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
MARCH 31, 2010 AND 2009

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

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended March 31, 2010 and 2009, the Company recorded approximately $14,504 and $1,659 in translation losses, respectively.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company generates revenue from the sales of their products. The criteria for recognition are as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectable is reasonably assured.

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of March 31, 2010. The right of return does exist for a small period subsequent to sale.  However, there have been no refunds since inception.

 (Loss) Per Share of Common Stock

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2010	2009

Net loss	$(269,488)	$(62,189)

Weighted-average common shares
outstanding (Basic)	14,263,239	12,299,350

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	14,263,239	12,299,350

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of March 31, 2010, inventory of $89,373 and includes $67,988 of raw materials with the balance being finished goods, respectively.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2010, no additional accrual for income taxes is necessary.

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
MARCH 31, 2010 AND 2009

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
MARCH 31, 2010 AND 2009

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through May 14, 2010, the date the financial statements were issued.

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
MARCH 31, 2010 AND 2009

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

The Company issued 725,000 shares of stock for the three months ended March 31, 2010 to various consultants (including 375,000 shares to the CEO under the employment agreement) at a value ranging between $0.20 and $0.27 per share or $186,250.

As of March 31, 2010, the Company has 14,549,350 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 4-	RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by an officer of the Company. The Company purchases goods and uses office space in the other company’s offices. For the three months ended March 31, 2010 and 2009 the Company incurred $4,308 and $0, respectively in inventory and other expenses to this company.

The Company was advanced $4,598 from officers during the year ended December 31, 2008 and remain outstanding as of March 31, 2010. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5-	SHORT-TERM LOANS

The Company was advanced $125,000 from seventeen (17) individuals/companies for amounts ranging between $5,000 and $45,000 each during the year ended December 31, 2008. These amounts were converted into 1,041,348 shares of common stock.

In December 2008, the Company entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. All of these loans accrue interest at 5% per annum. The Company has repaid $7,530 (CD$) at the end of December 2008, and has $17,460 (CD$) remaining due on this note. In addition, the Company in the year ended December 31, 2009, was advanced another $123,277 (CD$). In the three months ended March 31, 2010, the Company was advanced $50,186 (CD$) (net) for additional working capital. The total outstanding due on these notes as of March 31, 2010 is $220,923 (CD$) or $217,521 (US$). Of this amount, $42,794 (US$) was advanced by the Company’s President and is noted as short-term loans – related party on the balance sheet.

The Company had accrued interest at 5% per annum on these notes and accrued $11,662 as of March 31, 2010. Interest expense for the three months ended March 31, 2010 and 2009 is $2,908 and $883, respectively.

NOTE 6-	MAJOR CUSTOMERS

100% and 100% of the Company’s revenue was generated by two customers for the three months ended March 31, 2009. There were no sales for the three months ended March 31, 2010. In 2009, all of the customers were considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. The Company does not consider this risk to be significant.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

NOTE 7-	PROVISION FOR INCOME TAXES (CONTINUED)

As of March 31, 2010, there is no provision for income taxes, current or deferred.

Net operating losses	$605,559
Valuation allowance	(605,559)

$-

At March 31, 2010, the Company had a net operating loss carry forward in the amount of $1,781,057, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2010 and 2009 is summarized below.

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%
NOTE 8-	LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of December 31, 2009 and March 31, 2010 owes $75,000 (CD$), which is reflected in accounts payable and accrued expenses on the balance sheet at March 31, 2010. The Company is amortizing the license fee over the 36 month term of the Agreement. Amortization expense for the three months ended March 31, 2010 and 2009 are $12,009 and $10,038, respectively.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

On August 17, 2009, the Company entered into an employment agreement with their CEO. The agreement has a one-year term, however can be extended for additional one-year terms unless terminated by either party. The CEO’s compensation under the agreement is for a $100,000 (CD$) salary as well as the issuance of 750,000 shares of stock. 375,000 of those shares were issued in August 2009 and the remaining 375,000 shares were issued in January 2010. The Company accrued $37,534 (CD$) of salary for the period August 17, 2009 through December 31, 2009, and an additional $25,000 for the three months ended March 31, 2010.

NOTE 11-	SUBSEQUENT EVENTS

The Company issued 60,000 shares of common stock subsequent to March 31, 2010 that had a value of approximately $15,000.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

Liquidity and Capital Resources. We had cash of $1,832, accounts receivable of $1,969 and inventory of $89,373 as of March 31, 2010, which equals our total current assets of $93,174 as of that date. With our other assets of $71,794 represented by a license, net of amortization, our total assets as of March 31, 2010 were $164,968.

Our current liabilities were $563,833 as of March 31, 2010, which was represented by accounts payable and accrued expenses of $341,554, short term loans of $217,521 and $4,758 due to an officer.

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

We were advanced $50,186 (CD$) during the three month period ended March 31, 2010. The amounts are due on demand, and accrue interest at 10% per annum. The total outstanding due on these notes as of March 31, 2010 is $220,923 (CD$) or $217,521 (US$). Of this amount, $42,794 (US$) was advanced by our President and is noted as short-term loans – related party on the balance sheet.

We had accrued interest at 5% per annum on these notes and accrued $11,662 as of March 31, 2010. Interest expense for the three months ended March 31, 2010 and 2009 is $2,908 and $883, respectively.

Our total liabilities were also $563,833 as of March 31, 2010, and had no other liabilities and no long term commitments or contingencies as of that date.

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

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Results of Operations.

Revenues. We had no revenues for the three months ended March 31, 2010, as compared to revenues of $5,782 for the three months ended March 31, 2009.  We hope to generate greater revenues and continue operations and implement our business plan.   For the three months ended March 31, 2010, we had $0 in total cost of revenues. This is comprised of $82,205 in beginning inventory, $7,168 in purchases less $89,373 in ending inventory, resulting in a gross profit of $0.  This in comparison to the three months ended March 31, 2009, where we had $10,753 in total cost of revenues, comprised of $76,379 in beginning inventory, $2,448 in purchases, less $68,074in ending inventory, resulting in a gross loss of $4,971.

Operating Expenses.  For the three months ended March 31, 2010, we had total operating expenses of $266,580, as compared to total operating expenses of $56,335 for the three months ended March 31, 2009. The increase in operating expenses between the two periods is primarily due to an increase in professional fees of $186,250 as a result of the issuance of common shares for professional services rendered for the three months ended March 31, 2010. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.   For the three months ended March 31, 2010, after interest expense of $2,908, we had a net loss of $269,488.  In comparison, for the three months ended March 31, 2009, after interest expense of $883, we had a net loss of $62,189. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, our main focus is to secure intellectual property on existing products as well as seeking rights on complementary products. With the second phase of tests on NutraAnimal™ being presently conducted by one of the major chicken integrator in the Canada, the first phase having been successful, we hope we will be able to start selling the NutraAnimal™ product across Canada in the second half of 2010. We are currently pursuing additional accounts by researching and contacting medium to large size integrators in Europe and Brazil to convince them to conduct in house tests on our NutraAnimal™ product.

We are currently pursuing our negotiation with several countries in Africa to introduce our larvicide product, GreenEx™, as a prevention agent for malaria. One pilot trial is planned for second quarter of 2010.

During the next three to six months, most of our marketing activities will be directed towards finalizing contracts for  GreenEx™, in Africa. Other objective is to strengthen our knowledge of the mode of action of the NutraAnimal™, to better our positioning in the market. During the next six to twelve months, we hope to expand our operations, based on the successful testing by prospective clients.

We had no cash as of March 31, 2010. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company and costs related to the testing of our products, as discussed above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, directors and principal shareholders are not committed to contribute funds to pay for our expenses. If we are unable to raise additional capital, our business may ultimately fail.

We are not currently conducting any research and development activities, although we anticipate we may conduct such activities in the next twelve months. Our ability to conduct any research and development activities is dependent on our ability to raise additional capital. We do not anticipate that we will purchase or sell any significant equipment. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls. In our Form 10-K for the fiscal year ended December 31, 2009, management reported that our internal controls over financial reporting was not effective due to a lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In response to this conclusion, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

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

May 17, 2010                                                                                     By:             /s/ Gilles Chaumillon
Gilles Chaumillon
Its:           Chief Executive Officer,
President (Principal Executive Officer)

May 17, 2010                                                                                     By:             /s/ Gilbert Pomerleau
Gilbert Pomerleau
Its:           Chief Financial Officer and a Director
(Principal Financial and Accounting Officer)