Form 10-Q
period 2010-06-30
Bio-Solutions Corp.
filed 2010-08-13
CIK 1420108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ___

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

As of June 30, 2010, there were 18,131,258 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIO-SOLUTIONS CORP.
INDEX TO FINANCIAL STATEMENTS

Financial Statements:
Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3
Statements of Operations and Accumulated Other Comprehensive Loss For the Six and Three Months Ended June 30, 2010 and 2009 (Unaudited)	4
Statements of Cash Flows For the Six Months Ended June 30, 2010 and 2009 (Unaudited) Notes to Financial Statements	5 6

BIO-SOLUTIONS CORP.
BALANCE SHEETS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	IN US$
ASSETS

	JUNE 30,	DECEMBER 31,
	2010	2009
CURRENT ASSETS	(unaudited)
Cash	$3,806	$4
Accounts receivable	1,886	1,903
Inventory	85,587	82,205
Total current assets	91,279	84,112

Other Asset
License, net of amortization	56,967	81,274

TOTAL ASSETS	$148,246	$165,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$328,288	$299,455
Short - term loans	214,472	121,278
Short - term loans - related party	45,696	41,178
Due to officer	4,556	4,598
Total current liabilities	593,012	466,509

TOTAL LIABILITIES	593,012	466,509

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 90,000,000 and 75,000,000 shares authorized,
18,131,258 and 16,589,220 shares issued and outstanding, respectively	18,131	16,589
Additional paid in capital	1,514,626	1,235,118
Accumulated deficit	(1,939,557)	(1,511,569)
Accumulated other comprehensive income (loss)	(37,966)	(41,261)
Total stockholders' equity (deficit)	(444,766)	(301,123)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$148,246	$165,386

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	IN US$

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009

REVENUE	$-	$17,091	$-	$11,309

COST OF REVENUES
Beginning inventory	82,205	76,379	89,373	68,074
Purchases	3,382	7,315	(3,786)	4,867
Ending inventory	(85,587)	(77,268)	(85,587)	(77,268)
Total Cost of Revenues	-	6,426	-	(4,327)

GROSS PROFIT (LOSS)	-	10,665	-	15,636

OPERATING EXPENSES
Professional fees and wages	369,797	85,789	131,345	50,668
Accounting fees	2,500	15,996	2,500	10,000
General and administrative	49,633	29,524	21,505	14,306
Total operating expenses	421,930	131,309	155,350	74,974

NET LOSS BEFORE OTHER EXPENSE	(421,930)	(120,644)	(155,350)	(59,338)

OTHER EXPENSE
Interest expense	(6,058)	(2,338)	(3,150)	(1,455)
Total other expense	(6,058)	(2,338)	(3,150)	(1,455)

NET LOSS	$(427,988)	$(122,982)	$(158,500)	$(60,793)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,476,562	14,759,258	17,833,236	14,759,258

NET LOSS PER SHARE	$(0.02)	$(0.01)	$(0.01)	$(0.00)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(427,988)	$(122,982)	$(158,500)	$(60,793)
Currency tranlation gains (losses)	3,295	(2,337)	17,799	(678)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(424,693)	$(125,319)	$(140,701)	$(61,471)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	IN US$

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2010	JUNE 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(427,988)	$(122,982)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization expense - license	24,167	20,747
Common stock issued for services	251,050	-
Change in assets and liabilities
(Increase) decrease in accounts receivable	-	344
(Increase) decrease in inventory	(4,125)	2,720
Increase (decrease) in accounts payable and accrued expenses	60,846	41,394
Total adjustments	331,938	65,205
Net cash (used in) operating activities	(96,050)	(57,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term loans, net of repayments	94,920	60,186
Increase in cash overdraft	-	1,423
Short-term loans - related party, net of repayments	4,260	-
Net cash provided by financing activities	99,180	61,609

Effect of foreign currency	672	(4,642)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,802	(810)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4	810

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,806	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,499	$-
Income taxes	$-	$-

Noncash financing activity:
Common stock issued for settlement of accounts payable	$30,000	$-

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

On June 30, 2010, the board of directors approved the increase of the authorized shares of common stock from 75,000,000 to 90,000,000. In addition the board approved a 1.20 to 1 stock split. All shares have been reflected retroactively in accordance with SAB Topic 14C.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $1,939,557 since inception, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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
JUNE 30, 2010 AND 2009

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

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six months ended June 30, 2010 and 2009, the Company recorded approximately $3,295 and ($2,337) in translation gains and (losses), respectively.

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
JUNE 30, 2010 AND 2009

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

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of June 30, 2010. The right of return does exist for a small period subsequent to sale.  However, there have been no refunds since inception.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (Loss) Per Share of Common Stock

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2010	2009

Net loss	$(427,988)	$(122,982)

Weighted-average common shares
outstanding (Basic)	17,476,562	14,759,258

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	17,476,562	14,759,258

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

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of June 30, 2010, inventory of $85,587 and includes $65,108 of raw materials with the balance being finished goods, respectively.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2010, no additional accrual for income taxes is necessary.

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
JUNE 30, 2010 AND 2009

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through August 13, 2010, the date the financial statements were issued.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001. On June 30, 2010, the authorized shares were increased to 90,000,000.

Between June and October 2007 the Company issued 11,143,838 shares of common stock in a private placement for $136,650.

During the period July 1, 2008 through September 30, 2008 the Company raised $82,662 through the sale of 505,802 shares of common stock.

In October 2008 the Company entered into agreements with consultants that performed services for the Company. At that time, the Company issued the consultants 1,860,000 shares of common stock valued at $.17 per share (the value the Company received cash for their shares at the same time). The value of $310,000 is reflected in the statements of operations for the year ended December 31, 2008.

The Company in December 2008 issued 1,249,618 shares of stock in conversion of $125,000 of notes payable (approximately $.10 per share).

The Company issued 1,830,000 shares of stock for the year ended December 31, 2009 to various consultants (including 450,000 shares to the CEO under the employment agreement) at a value ranging between $0.22 and $0.42 per share or $597,395.

The Company issued 870,000 shares of stock for the three months ended March 31, 2010 to various consultants (including 450,000 shares to the CEO under the employment agreement) at a value ranging between $0.17 and $0.23 per share or $186,250.

The Company issued 672,000 shares of stock for the three months ended June 30, 2010 to various consultants (432,000 shares) at a value ranging between $0.125 and $0.275 per share or $64,800 and 240,000 shares of stock in satisfaction of accounts payable valued at $30,000 ($0.125 per share).

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

On June 30, 2010, the Company approved a 1.20 to 1 stock split that increased the common shares. The shares have been reflected retroactively herein under SAB Topic 14C.

As of June 30, 2010, the Company has 18,131,258 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
NOTE 4-	RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by an officer of the Company. The Company purchases goods and uses office space in the other company’s offices. For the six months ended June 30, 2010 and 2009 the Company incurred $4,308 and $0, respectively in inventory and other expenses to this company.

The Company was advanced $4,556 from officers during the year ended December 31, 2008 and remain outstanding as of June 30, 2010. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5-	SHORT-TERM LOANS

The Company was advanced $125,000 from seventeen (17) individuals/companies for amounts ranging between $5,000 and $45,000 each during the year ended December 31, 2008. These amounts were converted into 1,041,348 shares of common stock.

In December 2008, the Company entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. All of these loans accrue interest at 5% per annum. The Company has repaid $7,530 (CD$) at the end of December 2008, and has $17,460 (CD$) remaining due on this note. In addition, the Company in the year ended December 31, 2009, was advanced another $123,277 (CD$). In the six months ended June 30, 2010, the Company was advanced $105,186 (CD$) (net) for additional working capital. The total outstanding due on these notes as of June 30, 2010 is $275,923 (CD$) or $260,168 (US$). Of this amount, $45,696 (US$) was advanced by the Company’s President and is noted as short-term loans – related party on the balance sheet.

The Company had accrued interest at 5% per annum on these notes and accrued $13,841 as of June 30, 2010. Interest expense for the six months ended June 30, 2010 and 2009 is $6,058 and $2,338, respectively.

NOTE 6-	MAJOR CUSTOMERS

100% and 100% of the Company’s revenue was generated by two customers for the six months ended June 30, 2009. There were no sales for the six months ended June 30, 2010. In 2009, all of the customers were considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. The Company does not consider this risk to be significant.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

As of June 30, 2010, there is no provision for income taxes, current or deferred.

Net operating losses	$659,449
Valuation allowance	(659,449)

$-

At June 30, 2010, the Company had a net operating loss carry forward in the amount of $1,939,557, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2010 and 2009 is summarized below.

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%
NOTE 8-	LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of December 31, 2009 and March 31, 2010 owes $75,000 (CD$), which is reflected in accounts payable and accrued expenses on the balance sheet at June 30, 2010. The Company is amortizing the license fee over the 36 month term of the Agreement. Amortization expense for the six months ended June 30, 2010 and 2009 are $24,167 and $20,747, respectively.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

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

On August 17, 2009, the Company entered into an employment agreement with their CEO. The agreement has a one-year term, however can be extended for additional one-year terms unless terminated by either party. The CEO’s compensation under the agreement is for a $100,000 (CD$) salary as well as the issuance of 900,000 shares of stock. 450,000 of those shares were issued in August 2009 and the remaining 450,000 shares were issued in January 2010. The Company accrued $37,534 (CD$) of salary for the period August 17, 2009 through December 31, 2009, and an additional $50,000 (CD$) for the six months ended June 30, 2010.

NOTE 11-	SUBSEQUENT EVENTS

In August 2010, the Company issued 150,000 shares of stock for services rendered.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2010.

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Results of Operations.

Revenues. We had no revenues for the three months ended June 30, 2010, as compared to revenues of $11,309 for the three months ended June 30, 2009.  We hope to generate greater revenues and continue operations and implement our business plan.   For the three months ended June 30, 2010, we had $0 in total cost of revenues. This is comprised of $89,373 in beginning inventory, $3,786 in purchases less $85,587 in ending inventory, resulting in a gross profit of $0.  This in comparison to the three months ended June 30, 2009, where we had ($4,327) in total cost of revenues, comprised of $68,074 in beginning inventory, $4,867 in purchases, less $77,268 in ending inventory, resulting in a gross profit of $15,636.

Operating Expenses.  For the three months ended June 30, 2010, we had total operating expenses of $155,350, as compared to total operating expenses of $74,974 for the three months ended June 30, 2009. The increase in operating expenses between the two periods is primarily due to an increase in professional fees of $80,677 as a result of the issuance of common shares for professional services rendered for the three months ended June 30, 2010 which was $64,800. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.   For the three months ended June 30, 2010, after interest expense of $3,150, we had a net loss of $158,500.  In comparison, for the three months ended June 30, 2009, after interest expense of $1,455, we had a net loss of $60,793. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Results of Operations.

Revenues. We had no revenues for the six months ended June 30, 2010, as compared to revenues of $17,091 for the six months ended June 30, 2009.  For the six months ended June 30, 2010, we had $0 in total cost of revenues. This is comprised of $82,205 in beginning inventory, $3,382 in purchases less $85,587 in ending inventory, resulting in a gross profit of $0.  This in comparison to the six months ended June 30, 2009, where we had $6,426  in total cost of revenues, comprised of $76,379 in beginning inventory, $7,315 in purchases, less $77,268 in ending inventory, resulting in gross profit of $10,665.

Operating Expenses.  For the six months ended June 30, 2010, we had total operating expenses of $421,930, as compared to total operating expenses of $131,309 for the six months ended June 30, 2009. The increase in operating expenses between the two periods is primarily due to an increase in professional fees of $284,008 as a result of the issuance of common shares for professional services rendered for the six months ended June 30, 2010 which was $251,050. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.   For the six months ended June 30, 2010, after interest expense of $6,058, we had a net loss of $427,988.  In comparison, for the six months ended June 30, 2009, after interest expense of $2,338, we had a net loss of $122,982. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources. We had cash of $3,806, accounts receivable of $1,886 and inventory of $85,587 as of June 30, 2010, which equals our total current assets of $91,279 as of that date. With our other assets of $56,967 represented by a license, net of amortization, our total assets as of June 30, 2010, were $148,246.

Our current liabilities were $593,012 as of June 30, 2010, which was represented by accounts payable and accrued expenses of $328,288, short term loans of $214,472, short term loans of $45,696 to a related party and $4,556 due to an officer.

In December 2008, we entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. All of these loans accrue interest at 5% per annum. We have repaid $7,530 (CD$) at the end of December 2008, and has $17,460 (CD$) remaining due on this note. In addition, in the year ended December 31, 2009, we were advanced another $123,277 (CD$). In the six months ended June 30, 2010, we were advanced $105,186 (CD$) (net) for additional working capital. The total outstanding due on these notes as of June 30, 2010 is $275,923 (CD$) or $260,168 (US$). Of this amount, $45,696 (US$) was advanced by our President and is noted as short-term loans – related party on the balance sheet.

We had accrued interest at 5% per annum on these notes and accrued $13,841 as of June 30, 2010. Interest expense for the six months ended June 30, 2010 and 2009 is $6,058 and $2,338, respectively.

Our total liabilities were also $593,012 as of June 30, 2010, and had no other liabilities and no long term commitments or contingencies as of that date.

On June 30, 2010, the board of directors approved the increase of the authorized shares of common stock from 75,000,000 to 90,000,000. In addition, the board approved a 1.20 to 1 stock split of our issued and outstanding shares of common stock.

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

We are currently pursuing our negotiation with several countries in Africa to introduce our larvicide product, GreenEx™ as a prevention agent for malaria. One pilot trial is planned for third quarter of 2010.

During the next three to six months, most of our marketing activities will be directed towards finalizing contracts for  GreenEx™ in Africa. Other objective is to strengthen our knowledge of the mode of action of the NutraAnimal™ to better our positioning in the market. During the next six to twelve months, we hope to expand our operations, based on the successful testing by prospective clients.

We had cash of $3,806 as of June 30, 2010. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company and costs related to the testing of our products, as discussed above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Solutions Corp., a Nevada corporation

August 13, 2010	By:	/s/ Gilles Chaumillon
Gilles Chaumillon Chief Executive Officer, President and a Director (Principal Executive Officer)

August 13, 2010	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau Chief Financial Officer and a Director (Principal Financial and Accounting Officer)