Form 10-Q
period 2010-09-30
Bio-Solutions Corp.
filed 2010-11-22
CIK 1420108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ___

Commission File Number: 333-147917

Bio-Solutions Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2
(Address of principal executive offices) (Zip Code)

(888) 686-2611
(Registrant’s telephone number, including area code)

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

As of September 30, 2010, there were 18,881,258 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

BIO-SOLUTION CORP.
BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	IN US$
ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
CURRENT ASSETS	(unaudited)
Cash	$933	$4
Accounts receivable	1,942	1,903
Inventory	84,764	82,205
Total current assets	87,639	84,112

Other Asset
License, net of amortization	46,532	81,274

TOTAL ASSETS	$134,171	$165,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$307,216	$299,455
Short - term loans	235,454	121,278
Short - term loans - related party	47,062	41,178
Due to officer	4,692	4,598
Total current liabilities	594,424	466,509

TOTAL LIABILITIES	594,424	466,509

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 90,000,000 and 75,000,000 shares authorized,
18,881,258 and 16,589,220 shares issued and outstanding, respectively	18,881	16,589
Additional paid in capital	1,564,876	1,235,118
Accumulated deficit	(1,993,856)	(1,511,569)
Accumulated other comprehensive income (loss)	(50,154)	(41,261)
Total stockholders' equity (deficit)	(460,253)	(301,123)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$134,171	$165,386

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTION CORP.
  STATEMENT OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	IN US$

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009

REVENUE	$2,407	$24,745	$2,407	$7,654

COST OF REVENUES
Beginning inventory	82,205	76,379	85,587	77,268
Purchases	5,913	19,096	2,531	11,781
Ending inventory	(84,764)	(82,007)	(84,764)	(82,007)
Total Cost of Revenues	3,354	13,468	3,354	7,042

GROSS PROFIT (LOSS)	(947)	11,277	(947)	612

OPERATING EXPENSES
Professional fees and wages	388,742	622,897	18,945	537,108
Accounting fees	10,983	24,484	8,483	8,488
General and administrative	70,693	47,834	21,060	18,310
Total operating expenses	470,418	695,215	48,488	563,906

NET LOSS BEFORE OTHER EXPENSE	(471,365)	(683,938)	(49,435)	(563,294)

OTHER EXPENSE
Interest expense	(10,922)	(4,290)	(4,864)	(1,952)
Total other expense	(10,922)	(4,290)	(4,864)	(1,952)

NET LOSS	$(482,287)	$(688,228)	$(54,299)	$(565,246)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,813,126	14,945,264	18,475,280	15,311,285

NET LOSS PER SHARE	$(0.03)	$(0.05)	$(0.00)	$(0.04)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(482,287)	$(688,228)	$(54,299)	$(565,246)
Currency tranlation gains (losses)	(8,893)	(3,204)	(12,188)	(867)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(491,180)	$(691,432)	$(66,487)	$(566,113)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTION CORP.
  STATEMENT OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	IN US$

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(482,287)	$(688,228)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization expense - license	36,200	32,137
Common stock issued for services	302,050	493,250
Change in assets and liabilities
(Increase) decrease in accounts receivable	-	5,284
(Increase) decrease in inventory	(866)	5,767
Increase (decrease) in accounts payable and accrued expenses	33,171	88,213
Total adjustments	370,555	624,651
Net cash (used in) operating activities	(111,732)	(63,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term loans, net of repayments	111,857	77,367
Increase in cash overdraft	-	-
Short-term loans - related party, net of repayments	4,856	-
Net cash provided by financing activities	116,713	77,367

Effect of foreign currency	(4,052)	(14,600)

NET INCREASE IN CASH AND CASH EQUIVALENTS	929	(810)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4	810

CASH AND CASH EQUIVALENTS - END OF PERIOD	$933	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,499	$-
Income taxes	$-	$-

Noncash financing activity:
Common stock issued for settlement of accounts payable	$30,000	$-

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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
SEPTEMBER 30, 2010 AND 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $1,993,856 since inception, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the nine months ended September 30, 2010 and 2009, the Company recorded approximately ($8,893) and ($3,204) in translation gains and (losses), respectively.

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
SEPTEMBER 30, 2010 AND 2009

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

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of September 30, 2010. The right of return does exist for a small period subsequent to sale.  However, there have been no refunds since inception.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (Loss) Per Share of Common Stock

The following is a reconciliation of the computation for basic and diluted EPS:
	September 30,	September 30,
	2010	2009

Net loss	$(482,287)	$(688,228)

Weighted-average common shares
outstanding (Basic)	17,813,126	14,945,264

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	17,813,126	14,945,264

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

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of September 30, 2010, inventory of $84,764 and includes $67,055 of raw materials with the balance being finished goods, respectively.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2010, no additional accrual for income taxes is necessary.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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
SEPTEMBER 30, 2010 AND 2009

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
SEPTEMBER 30, 2010 AND 2009

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001. On September 30, 2010, the authorized shares were increased to 90,000,000.

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

The Company issued 750,000 shares of stock for the three months ended September 30, 2010 to various consultants at a value ranging between $0.06 and $0.10 per share or $51,000.

As of September 30, 2010, the Company has 18,881,258 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 4-	RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by an officer of the Company. The Company purchases goods and uses office space in the other company’s offices. For the nine months ended September 30, 2010 and 2009 the Company incurred $4,308 and $0, respectively in inventory and other expenses to this company.

The Company was advanced $4,692 from officers during the year ended December 31, 2008 and remain outstanding as of September 30, 2010. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5-	SHORT-TERM LOANS

The Company was advanced $125,000 from seventeen (17) individuals/companies for amounts ranging between $5,000 and $45,000 each during the year ended December 31, 2008. These amounts were converted into 1,041,348 shares of common stock.

In December 2008, the Company entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. All of these loans accrue interest at 5% per annum. The Company has repaid $7,530 (CD$) at the end of December 2008, and has $17,460 (CD$) remaining due on this note. In addition, the Company in the year ended December 31, 2009, was advanced another $123,277 (CD$). In the nine months ended September 30, 2010, the Company was advanced $120,186 (CD$) (net) for additional working capital. The total outstanding due on these notes as of September 30, 2010 is $290,923 (CD$) or $282,516 (US$). Of this amount, $47,062 (US$) was advanced by the Company’s President and is noted as short-term loans – related party on the balance sheet.

The Company had accrued interest at 5% to 10% per annum on these notes and accrued $18,778 as of September 30, 2010. Interest expense for the nine months ended September 30, 2010 and 2009 is $10,922 and $4,290, respectively.

NOTE 6-	MAJOR CUSTOMERS

100% of the Company’s revenue was generated by three customers for the nine months ended September 30, 2010 and 2009. All of the customers were considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. The Company does not consider this risk to be significant.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

As of September 30, 2010, there is no provision for income taxes, current or deferred.

Net operating losses	$677,911
Valuation allowance	(677,911)

$-

At September 30, 2010, the Company had a net operating loss carry forward in the amount of $1,993,856, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2010 and 2009 is summarized below.

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

NOTE 8-	LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of December 31, 2009 and September 30, 2010 owes $75,000 (CD$), which is reflected in accounts payable and accrued expenses on the balance sheet at September 30, 2010. The Company is amortizing the license fee over the 36 month term of the Agreement. Amortization expense for the nine months ended September 30, 2010 and 2009 are $36,200 and $32,137, respectively. ONS has filed bankruptcy in Canada. ONS has sold their assets to another company. The Company is in process of negotiating the payments and terms of the license with this other entity.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2010.

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Results of Operations.

Revenues. We generated revenues of $2,407 for the three months ended September 30, 2010, as compared to $7,654 for the three months ended September 30, 2009.  We hope to generate greater revenues and continue operations and implement our business plan.   For the three months ended September 30, 2010, we had $3,354 in total cost of revenues. This is comprised of $85,587 in beginning inventory, $2,531 in purchases less $84,764 in ending inventory, resulting in a loss profit of $947..In comparison, for the three months ended September 30, 2009, we had $7,042 in total cost of revenues, comprised of $77,268 in beginning inventory, $11,781 in purchases, less $82,007 in ending inventory, resulting in a gross profit of $612.

Operating Expenses.   For the three months ended September 30, 2010, we had total operating expenses of $48,488, as compared to total operating expenses of $563,906 for the three months ended September 30, 2009. The decrease in operating expenses between the two periods is primarily due to an decrease in professional fees. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.    For the three months ended September 30, 2010, after interest expense of $4,864, we had a net loss of $54,299.  In comparison, for the three months ended September 30, 2009, after interest expense of $1,952, we had a net loss of $565,246. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Results of Operations.

Revenues. We had $2,407 revenues for the nine months ended September 30, 2010, as compared to revenues of $24,745 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, we had $3,354 in total cost of revenues. This is comprised of $82,205 in beginning inventory, $5,913 in purchases less $84,764 in ending inventory, resulting in a gross loss of $947. In comparison, for the nine months ended September 30, 2009, we had $13,468 in total cost of revenues.  This comprised of $76,379 in beginning inventory, $19,096 in purchases, less $82,007 in ending inventory, resulting in gross profit of $11,277.

Operating Expenses.   For the nine months ended September 30, 2010, we had total operating expenses of $470,418, as compared to total operating expenses of $695,215 for the nine months ended September 30, 2009. The decrease in operating expenses between the two periods is primarily due to a decrease in professional fees. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.    For the nine months ended September 30, 2010, after interest expense of $10,922, we had a net loss of $482,287.  In comparison, for the nine months ended September 30, 2009, after interest expense of $4,290, we had a net loss of $688,228. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources. We had cash of $933, accounts receivable of $1,942 and inventory of $84,764 as of September 30, 2010, which equals our total current assets of $87,639 as of that date. With our other assets of $46,532 represented by a license, net of amortization, our total assets as of September 30, 2010, were $134,171.

Our current liabilities were $595,424 as of September 30, 2010, which was represented by accounts payable and accrued expenses of $307,216, short term loans of $235,454, short term loans of $47,062 to a related party and $4,692 due to an officer.

In December 2008, we entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. All of these loans accrue interest at 5% per annum. We repaid $7,530 (CD$) at the end of December 2008, and have $17,460 (CD$) remaining due on this note. In addition, at the year ended December 31, 2009, we were advanced another $123,277 (CD$). In the nine months ended September 30, 2010, we were advanced $120,186 (CD$) (net) for additional working capital. The total outstanding due on these notes as of September 30, 2010 is $290,923 (CD$) or $282,516 (US$). Of this amount, $47,062 (US$) was advanced by our President and is noted as short-term loans – related party on the balance sheet.

We had accrued interest at 5% to 10% per annum on these notes and accrued $18,778 as of September 30, 2010. Interest expense for the nine months ended September 30, 2010 and 2009 is $10,922 and $4,290, respectively.

Our total liabilities were also $594,424 as of September 30, 2010, and had no other liabilities and no long term commitments or contingencies as of that date.

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

We are currently pursuing our negotiation with several countries in Africa to introduce our larvicide product, GreenEx™ as a prevention agent for malaria. One pilot trial was planned for third quarter of 2010 and has been postponed to the first quarter of 2011 due to local political instabilities.

During the next three to six months, most of our marketing activities will be directed towards finalizing contracts for GreenEx™ in Africa. Other objective is to strengthen our knowledge of the mode of action of the NutraAnimal™ to better our positioning in the market. An independent study is planned for the first semester of 2011. During the next six to twelve months, we hope to expand our operations, based on the successful testing by prospective clients.

We had cash of $933 as of September 30, 2010. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company and costs related to the testing of our products, as discussed above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

Bio-Solutions Corp., a Nevada corporation

November 22, 2010	By:	/s/ Gilles Chaumillon
Gilles Chaumillon Chief Executive Officer, President and a Director (Principal Executive Officer)

November 22, 2010	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau Chief Financial Officer and a Director (Principal Financial and Accounting Officer)