Form 10-K
period 2010-12-31
Bio-Solutions Corp.
filed 2011-04-14
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission File Number: 333-147917

Bio-Solutions Corp.

 (Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14517, Joseph Marc Vermette, Mirabel (Québec), Canada	J7J 1X2
(Address of principal executive offices)	(Zip Code)
(514) 686-2611
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
Common Stock	None
Securities registered under Section 12(g) of the Act:
Title of each class registered: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes     ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒ Yes      ☐  No

 Indicate by check mark whether the Registrant has submitted electronically and posted on its Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the Registrant was required to submit and post such files).   Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes      ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold, or the average bid and ask price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately  was $11,100,00  based upon a common stock share price of $0.11 per share.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[ ] Yes [ ] No

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

As of April 14, 2011, there were 25,022,686  shares of the issuer's $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K(e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to the security holders; (2) Any proxy or information statement ; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2008.

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

Bio-Solutions, Corp.

Annual Report on From 10-K

PART 1

Item  1.

Business.

Item  1A.

Risk Factors.

Item 2.

Properties.

Item 3.

Legal Proceedings.

Item 4.

(Removed and Reserved)

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder

Matters and Issuer Purchases of Equity Securities.

Item 6.

Selected Financial Data.

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Item 8.

Financial Statements and Supplemental Data.

Item 9.

Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Item 11.

Executive Compensation.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Item 14.

Principal Accounting Fees and Services.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

PART I

Item 1. Business.

Our Background. We were incorporated under the laws of the State of Nevada on March 27, 2007.

Our Business. We are a manufacturer of a premix product for the poultry industry called Nutra Animal™. Nutra-Animal is an anti-oxidant containing wheat middlings, vitamin E, calcium carbonate silicon dioxide, shrimp flour, sodium, selenite and fish oil. We have conductedstudies that we believe demonstrate the positive impact of Nutra-Animal on growth, reinforcement of the immune system, as well as the ratio of net weight of flesh.

 We have pursued additional accounts by researching and contacting medium to large size integrators in both Europe and Brazil to conduct in house tests on our products. We have pursued our negotiation with several countries in Africa to introduce our larvicide product as a prevention agent for malaria.

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

Our Supplier. Our supplier for the raw material used in our Nutra Animal™ blend is called Oceanutrasciences, Inc., (“Ocean”) and is also known as Aqua-Biokem. Our first order of raw materials was purchased from Natural Solutions International, a private company controlled by our Roger Corriveau, our officer and director at the time, which purchased the materials from Ocean.

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

We intend aggressively market and promote the “Nutra Animal™” brand. We have initiation pig farms to educate their clients on new product developments and improvements to existing products. We intend to provide educational seminars in chicken breeding regions to explain the benefits of Nutra Animal™ and educate the farmers to properly prepare and mix the various feed components. As we market and sell directly to chicken integrators, we are able to collect and analyze data from those parties which assists in preparation and design of new products. We also plan to attend agricultural conventions that take place in the market areas where we currently conduct business as well as in provinces that we expect to enter. We may also place advertisements and promotional pieces in agricultural trade journals.

Regarding distribution of GreenEx™, our product targeting mosquitoes’ larvae, we have conducted several missions to Africa (ie  Democratic Republic of Congo, Mali and Burkina Faso).   We have met with local health and environment authorities to present our product and intervention strategy. Feasibility studies are required to adapt the product spreading strategy to each country depending of environmental conditions. Training will be provided regarding the product and spreading techniques to client local teams. We plan to attend malaria specific international conferences to present our strategy

Growth Strategy. Our primary objective is to become one of the dominant providers of larvicide treatment in Africa. Our second objective is to be a serious provider of chicken pre-mix, to offer the chicken industry the possibility to raise healthier chickens and obtain a better yield on the market. We originally concentrated our efforts in the province of Quebec, Canada.  We have conducted some tests with integrators in the province of Ontario, Western Canada and the United States.

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

Our Website.  Our website www.bio-solutionscorp.com provides scientific information on the products sold by the Company as well as new products being tested. Our website also provides a description of our business together with our contact information including our address, telephone number and e-mail address. We believe that we can use our website to facilitate sales of our products as well as increase brand awareness.

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

Although we believe our product is unique, other products containing anti-oxidants, mainly from Vitamin E and selenium are available on the market. We have spent a significant amount of time and energy researching and conducting studies and tests of our Nutra Animal™ product. We hope that provides an advantage for us over our competitors. In addition, our ability to compete effectively will be dependent on our management establishing close relationships with a number of keys clients to constantly work with the client to improve our products.

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

Our Research and Development. Our research and clinical studies have been conducted by Mr. Daniel Venne, a veterinarian, originally on the premises of our director Gilbert Pomerleau and then on the premises of third parties. To maintain a competitive advantage in the marketplace and keep pace with current developments, we will need to engage in continuous research and development.  We will require additional working capital to continue our research and development.

Intellectual Property. Except as specified below, we do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. We own the trademark for “Nutra Animal™” in Canada.

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

Employees. As of April 10, 2011, we had one full-time employee. We believe we may need to hire two additional employees in the next six months so that we can service the orders. From time-to-time, we anticipate that we may use the services of independent contractors and consultants to support our expansion and business development.  On August 17, 2009, we entered into an Employment Agreement with Dr. Gilles Chaumillon. The agreement provides, among other things, that Dr. Gilles Chaumillon will serve as our President and Chief Executive Officer and will receive compensation of CD$100,000 per year and 750,000 shares of our common stock.

Facilities.  Our executive, administrative and operating offices are located at 14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2. Roger Corriveau, formerly our president, chief executive officer and a director, provides approximately 400 square feet of office and warehouse space.

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

Because we are a development stage, we have limited revenues to sustain our operations

We are a development stage company that is currently developing our business. To date, we have  generated very limited revenues. The success of our business operations will depend on our ability to obtain clients and provide quality products to those clients. We are not able to predict if we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

We have incurred a net loss for the year ended December 31, 2010, and expect to incur net losses for the foreseeable future.

As of December 31, 2010, our net loss for the fiscal year ended December 31, 2010 was $(632,742).  We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

We are dependent on one supplier for the main ingredient used in our product, and we do not currently have any other source for that ingredient.

We rely on one key supplier for the main ingredient used in our product. Although we currently have a license agreement with that supplier, we cannot guarantee that the said supplier will continue to supply us with the main ingredient used in our product. In the event that we cannot buy the ingredient from that supplier, we will need to develop a relationship with another supplier. Our failure to develop another relationship with a different supplier will significantly affect our ability to generate significant revenues.

All of our revenues during the past year is attributable to a single customer.

We have relied on a single customer for our sales this past year.  We will need to expand our customer base in 2011.  If we fail to expand our customer base, the loss of this customer would result in a loss of revenues and create severe cash flow issues for the Company.

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

We are currently not engaged in any sophisticated marketing program to market our products, because we lack capital and revenues to justify the expenditure.  Our strategy is to negotiate distribution agreement to lower theses expenses.   If we are not successful in negotiating distribution agreements, our business will suffer without a significant infusion of capital of which there can be no assurance.

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

We cannot guarantee that we will overcome the risks associated with our growth. If we fail to overcome such risks, we may not realize additional revenue or profitability from our efforts and we may incur additional expenses.

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

Our management is our only employees with experience relevant to the business. In addition, the demand on their time will increase because of our status as a public company. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.   We cannot guarantee that our management will remain with us.

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

We hope to obtain significant revenues from future product sales.  In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Risks Related to Owning Our Common Stock

Our officers, directors and principal shareholders own approximately 18% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, director and principal shareholders beneficially own, in the aggregate, approximately 18% of our outstanding shares of common stock.  Such concentrated control of the company may negatively affect the price of our common stock.  Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2010, we held no real property.  We do not presently own any interests in real estate.

Facilities.  Our executive, administrative and operating offices are located at 14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2. Roger Corriveau, formerly our president, chief executive officer and a director, provides approximately 400 square feet of office and warehouse space.

Item 3. Legal Proceedings.

None.

Item 4. Removed and reserved

PART II

ITEM 5. - Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

A.   Market Information

Prior to November 2, 2009, the date the Company’s common stock was qualified for quotation on the OTCBB under the symbol “PSRU,” there had been no established public trading market for the Company’s common stock.  The Company’s common stock current trades on the Over the Counter market.   The following table sets forth, for the calendar periods indicated, the range of the high and low reported bid prices of PSPM’s common stock, as reported on  www.otcmarkets.com.    The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.  The trading market for PSRU’s common stock is highly volatile, which may affect the prices below.

	High Bid	Low Bid

2011
First Quarter	$0.08	$0.03

2010
First Quarter	$0.51	$0.22
Second Quarter	$0.11	$0.33
Third Quarter	$0.03	$0.11
Fourth Quarter	$0.08	$0.04

2009
First Quarter	$0.47	$0.47
Second Quarter	$0.67	$0.65
Third Quarter	$0.66	$0.66
Fourth Quarter	$0.43	$0.40

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

Holders. As of April 14, 2011  there were 93  record holders of our common stock, holding approximately 19,938,258  shares of common stock.

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

Recent Sales of Unregistered Securities. During the fiscal year ended December 31, 2010 we issued a total of 3,142,000 shares of our common stock.

A total of 375,000 shares of common stock were issued to Mr. Chaumillon for services rendered as our president.

We also issued  total of 2,317,000 shares of our common stock  to various consultants and professional for business development and legal fees.

We also issued 450,000 shares of stock to settle various vendor payables.

With respect to the sale of all unregistered securities:

-    the  sale  was  made  to  a  sophisticated  or  accredited  investor,  as  defined in Rule 502;

-    we  gave  the  purchaser  the  opportunity  to  ask  questions  and receive  answers  concerning  the terms and      conditions of the offering and to obtain  any  additional  information  which  we  possessed or could acquire without

     unreasonable  effort or expense that is necessary to verify the accuracy of   information furnished;

-    at  a  reasonable  time  prior  to  the  sale of securities, we advised the  purchaser  of  the  limitations  on  resale in the manner contained in Rule   502(d)2; and

-    neither  we  nor  any  person  acting  on our behalf sold the securities by any form of general solicitation or general advertising;

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2010  for the sale of registered securities.

Penny Stock Regulation.  Shares of our common stock  are and will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

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

Item 7.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

For the fiscal year ended December 31, 2010.

Revenues. We had revenues of $2,406 for the year ended December 31, 2010 as compared to  revenues of $30,425 for the year ended December 31, 2009.  The principal reason for the significant decline in revenues is attributable to the lack of funding to implement our feed supplement program.  Our focus during the past year has been the development of  GreenEx in Africa.

 Cost of Revenues. For the year ended December 31, 2010, we had $3,353 in total cost of revenues comprised of $82,205 in beginning inventory, $8,906 in purchases  less $87,758  in inventory, resulting in a gross loss of  $(947).   For our fiscal year ended December 31, 2009 our costs of revenues totaled $18,495  comprised of  $76,379 in beginning inventory, $24,321 in purchases, less $82,205 in ending inventory, resulting in a gross profit of $11,930.

Operating Expenses.  For the year ended December 31, 2010, we had total operating expenses of $613,902.  This included professional fees of $490,664,   general and administrative expenses of $39,730 and amortization expense and impairment totaling $83,508.  For the year ended December 31, 2009, we incurred $924,361 in total operating expenses consisting of $846,004 in professional fees, $34,386 in general and administrative expenses and $43,971 attributable to amortization expense and impairment.  The significant decline in our operating expenses is primarily attributable to a decline in professional fees and wages.

Most of our professional expenses are attributable to costs incurred in complying with our reporting obligations as a public company.

Net Income or Loss.   For the year ended December 31, 2010, we had a net loss of $(632,742), and  a net loss per share of $(0.03).   In comparison, for the year ended December 31, 2009 we had a net loss of $(917,627), with a net loss per share of $(0.06) per share.   We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources.  At December 31, 2010, our current assets totaled $87,791 consisting of $33in cash and $87,758 in inventory. We had no accounts receivable or other assets.  Our total assets were $87,791.

At December 31, 2009, we had cash of $4, accounts receivable of $1,903 and inventory of $82,205.  Our total current assets were $84,112. We had a license of $81,274  net of amortization.  Our total assets as of December 31, 2009 were $165,386.

Our current liabilities at December 31, 2010 totaled $682,364 consisting of $384,509 in accounts payable and accrued expenses, $243,770 in short term loans and short term loans from related parties of $49,227.   An officer is due $4,858.

At December 31, 2009, our current liabilities were $466,509  which was represented by accounts payable and accrued expenses of $299,455, short term loans of $121,278, short term loans to a related party of $41,178, and $4,598 due to an officer.

We had a working capital deficit in both 2010 and 2009.  Unless we secure additional funding, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.

At December 31, 2010 and 2009, we had no other liabilities and no long term commitments or contingencies.

Our total liabilities at December 31, 2010 were $682,364 as compared to  $466,509 as of December 31, 2009.

During 2011, we expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our auditors have questioned our ability to continue operations as a “going concern.” We hope to obtain significant revenues from future product sales.  In the absence of significant sales and profits, we will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, our main focus is to seek rights  complementary products through mergers and acquisitions or through licensing arrangements.   We intend to test our Feed supplement, Nutra Animal™™ in a controlled environment at a Canadian university.  We will also pursue negotiations  with several countries in Africa to introduce our larvicide product, GreenEx™ as a prevention agent for malaria.

At December 31, 2010 we had nominal cash which will not be sufficient to satisfy  our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably.  There can be no assurance that we will be profitable at any time in the future.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, directors and principal shareholders. We cannot guarantee that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to continue or expand our operations may be significantly hindered. If adequate funds are not available,  our officers, directors and principal shareholders may  contribute capital to the Company in the form of debt financing or equity contributions.  However, our officers, directors and principal shareholders are not committed to contribute funds to pay for our expenses.

We are not currently conducting any research and development activities.  However, subject to the availability of working capital, we may conduct such activities  in the next twelve months. We do not anticipate that we will purchase or sell any significant equipment. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

BIO-SOLUTIONS CORP.

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Report of Independent Registered Public Accounting Firm Balance Sheets as of December 31, 2010 and 2009

Statements of Operations and Accumulated Other Comprehensive Loss For the Years Ended December 31, 2010 and 2009

Statements of Changes in Stockholders’ Equity (Deficit) For the Years Ended December 31, 2010 and 2009

Statements of Cash Flows For the Years Ended December 31, 2010 and 2009. Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Directors of

Bio-Solutions Corp.

We have audited the accompanying balance sheets of Bio-Solutions Corp. (the "Company") as of December 31, 2010 and 2009, and the related statements of operations and accumulated other comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Solutions Corp. as of December 31, 2010 and 2009, and the results of its statements of operations and accumulated other comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

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

/s/KBL, LLP

New York, NY

April 14, 2011

BIO-SOLUTIONS CORP.
BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	IN US$
ASSETS

	DECEMBER 31,	DECEMBER 31,
	2010	2009
CURRENT ASSETS
Cash	$ 33	$ 4
Accounts receivable	-	1,903
Inventory	87,758	82,205
Total current assets	87,791	84,112

Other Asset
License, net of amortization	-	81,274

TOTAL ASSETS	$ 87,791	$ 165,386

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 384,509	$ 299,455
Short - term loans	243,770	121,278
Short - term loans - related party	49,227	41,178
Due to officer	4,858	4,598
Total current liabilities	682,364	466,509

TOTAL LIABILITIES	682,364	466,509

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 90,000,000 shares authorized,
19,731,258 and 16,589,220 shares issued and outstanding, respectively	19,731	16,589
Additional paid in capital	1,598,026	1,235,118
Accumulated deficit	(2,144,311)	(1,511,569)
Accumulated other comprehensive loss	(68,019)	(41,261)
Total stockholders' equity (deficit)	(594,573)	(301,123)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 87,791	$ 165,386

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENTS OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	IN US$

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31, 2010	DECEMBER 31, 2009

REVENUE	$ 2,406	$ 30,425

COST OF REVENUES
Beginning inventory	82,205	76,379
Purchases	8,906	24,321
Ending inventory	(87,758)	(82,205)
Total Cost of Revenues	3,353	18,495

GROSS PROFIT (LOSS)	(947)	11,930

OPERATING EXPENSES
Professional fees and wages	490,664	846,004
Amortization expense and impairment	83,508	43,971
General and administrative	39,730	34,386
Total operating expenses	613,902	924,361

NET LOSS BEFORE OTHER EXPENSE	(614,849)	(912,431)

OTHER EXPENSE
Interest expense	(17,893)	(5,196)
Total other expense	(17,893)	(5,196)

NET LOSS	$ (632,742)	$ (917,627)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,247,696	15,296,546

NET LOSS PER SHARE	$ (0.03)	$ (0.06)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$ (632,742)	$ (917,627)
Currency tranlation losses	(26,758)	(6,460)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$ (659,500)	$ (924,087)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	YEAR	YEAR
	ENDED	ENDED
	31-Dec-10	DECEMBER 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (632,742)	$ (917,627)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization expense - license	48541	43971
Impairment expense	34967	-
Common stock issued for services	336050	597395
Change in assets and liabilities
(Increase) decrease in accounts receivable	2,011	5,328
(Increase) decrease in inventory	(897)	6,313
Increase (decrease) in accounts payable and accrued expenses	102,431	159,641
Total adjustments	523,103	812,648
Net cash (used in) operating activities	(109,639)	(104,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for license	-	-
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-
Short-term loans, net of repayments	114,678	76,120
Short-term loans - related party, net of repayments	6,660	41,178
Increase in cash overdraft	-	-
Advances from officers	-	-
Net cash provided by financing activities	121,338	117,298

Effect of foreign currency	(11,670)	(13,125)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	29	(806)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	4	810

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 33	$ 4

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of accounts payable to common stock	$ 30,000	$ -

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY FOR THE YEARS ENDED DECEMBER 31,2010 AND 2009 IN US$

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance - December 31, 2008	14,759,258	$ 14,759	$ 639,553	$ (593,942)	$ (34,801)	$ 25,569

Common shares issued for services	1,830,000	1,830	595,565	-	-	597,395

Net loss for the year	-	-	-	(917,627)	(6,460)	(924,087)

Balance - December 31, 2009	16,589,258	16,589	1,235,118	(1,511,569)	(41,261)	(301,123)

Common shares issued for services	2,692,000	2,692	295,858	-	-	298,550

Common shares issued for settlement of accounts payable	450,000	450	67,050	-	-	67,500

Net loss for the year	-	-	-	(632,742)	(26,758)	(659,500)

Balance - December 31, 2010	19,731,258	$ 19,731	$ 1,598,026	$ (2,144,311)	$ (68,019)	$ (594,573)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $2,144,311 since inception, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2010 and 2009, the Company recorded approximately ($26,758) and ($6,460) in translation losses, respectively.

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

Recoverability of Long-Lived Assets

The Company reviews their long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell. During the year, the Company determined that their license was fully impaired and was required to adjust their balance sheets to reflect this.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable, accrued expenses, and accounts receivable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

3)

The seller’s price to the buyer is fixed or determinable, and

4)

Collectable is reasonably assured.

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of December 31, 2010. The right of return does exist for a small period subsequent to sale.  However, there have been no refunds since inception.

 (Loss) Per Share of Common Stock

The following is a reconciliation of the computation for basic and diluted EPS:

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

	December 31,	December 31,
	2010	2009

Net loss	$ (632,742)	$ (917,627)

Weighted-average common shares
outstanding (Basic)	18,247,696	15,296,546

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	18,247,696	15,296,546

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

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of December 31, 2010, inventory of $87,758 and includes $69,424 of raw materials with the balance being finished goods, respectively.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2010, no additional accrual for income taxes is necessary.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

DECEMBER 31, 2010 AND 2009

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. Adoption of ASU 2010-09 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

The Company issued 850,000 shares of stock for the three months ended December 31, 2010 to a consultant at a value of $0.04 per share or $34,000.

As of December 31, 2010, the Company has 19,731,258 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 4-

RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by an officer of the Company. The Company purchases goods and uses office space in the other company’s offices. For the years ended December 31, 2010 and 2009 the Company incurred $4,308 and $17,795, respectively in inventory and other expenses to this company.

The Company was advanced $4,858 from officers during the year ended December 31, 2008 and remain outstanding as of December 31, 2010. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5-

SHORT-TERM LOANS

The Company was advanced $125,000 from seventeen (17) individuals/companies for amounts ranging between $5,000 and $45,000 each during the year ended December 31, 2008. These amounts were converted into 1,041,348 shares of common stock.

In December 2008, the Company entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. All of these loans accrue interest at 5% per annum. The Company has repaid $7,530 (CD$) at the end of December 2008, and has $17,460 (CD$) remaining due on this note. In addition, the Company in the year ended December 31, 2009, was advanced another $123,277 (CD$). In the year ended December 31, 2010, the Company was advanced $120,686 (CD$) (net) for additional working capital. The total outstanding due on these notes as of December 31, 2010 is $291,423 (CD$) or $292,997 (US$). Of this amount, $49,227 (US$) was advanced by the Company’s President and is noted as short-term loans – related party on the balance sheet.

The Company had accrued interest at 5% to 10% per annum on these notes and accrued $26,115 as of December 31, 2010. Interest expense for the years ended December 31, 2010 and 2009 is $17,893 and $5,196, respectively.

NOTE 6-

MAJOR CUSTOMERS

100% of the Company’s revenue was generated by one and three customers for the years ended December 31, 2010 and 2009. All of the customers were considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. The Company does not consider this risk to be significant.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

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

As of December 31, 2010, there is no provision for income taxes, current or deferred.

Net operating losses	$ 729,066
Valuation allowance	(729,066)

$ -

At December 31, 2010, the Company had a net operating loss carry forward in the amount of $2,144,311, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2010 and 2009 is summarized below.

	2010	2009
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE 8-

LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of December 31, 2009 and through November 26, 2010 owed $75,000 (CD$), which was reflected in accounts payable and accrued expenses on the balance sheet. On November 26, 2010, ONS has filed bankruptcy in Canada. ONS has sold their assets to another company. The Company is in process of negotiating the payments and terms of the license with this other entity when they received notice that this debt had been written off by ONS. The Company was amortizing the license fee over the 36 month term of the Agreement. Amortization expense for the years ended December 31, 2010 and 2009 are $48,541 and $43,971, respectively. The remaining $34,967 of unamortized license fees have been impaired by Management as of December 31, 2010.

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

The Kinhasa district authorities will apply for funds in order to start a pilot trial on their territory. This pilot trial has been designed to show on site efficiency of GreenEx ™ and was expected to take place in the second quarter of 2010. This pilot trial is expected to be the final step to a commercial supply agreement with district authorities. The trial is expected to now take place in 2011.

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

None.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in  Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officer and director.

Name	Age	Position
Dr. Gilles Chaumillon	48	president, chief executive officer
Gilbert Pomerleau	45	vice president, chief financial officer, director
Ghislaine St-Hilairee	61	vice president and secretary, director

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers for years ended December 31, 2009 and 2010.  Our Board of Directors may adopt an incentive stock option plan for our executive officers which would result in additional compensation.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts	All Other Compensation
					Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Roger Corriveau former officer, and director	2009	None	None	None	None	None	None	None
	2010	None	None	None	None	None	None	None
Gilbert Pomerleau, chief financial officer, director	2009	None	None	None	None	None	None	None
	2010	None	None	None	None	None	None	None
Ghislaine St-Hilaire, vice president, secretary, director	2009	None	None	None	None	None	None	None
	2010	None	None	None	None	None	None	None
Gilles Chaumillon, president, chief executive officer	2009	$100,000	None	None	$165,000 shares (1)	None	None	None
	2010	$100,000	None	None	$165,000 shares (1)	None	None	None

(1)	375,000 shares were issued in January 2010; dollar value is shown using share price of $0.22 as of April 15, 2010..

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

Outstanding Equity Awards. As of December 31, 2010, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

Director Compensation.

Since March 27, 2007 through December 31, 2010,  none of our directors received compensation solely by virtue of their serving on the  Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2010 , by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Dr. Gilles Chaumillon 14517 Joseph Marc Vermette Mirabel, Québec Canada, J7J 1X2	990,000 shares (1) President and chief executive officer	5.02%
Common Stock	Roger Corriveau 77, 572ième avenue St-Hippolyte, Québec, Canada, J8A 3L3	797,109 shares Former officer and director	4.04%
Common Stock	Gilbert Pomerleau 145, route 216 Ste-Marguerite, Québec Canada, G0S 2X0	955,000 shares (2) Vice president, chief financial officer, director	4.84%
Common Stock	Ghislaine St-Hilaire (3) 77 572 ième avenue St-Hippolyte, Québec Canada, J8A 3L3	840,000 shares Vice-president, secretary and director	4.26%
Common Stock	All directors and named executive officers as a group	3,582,109 shares	18,15%*

* Figures may vary due to rounding.

(1)	Includes 75,000 shares of common stock held by a household member of Gilles Chaumillon, who is deemed to beneficially own those shares.
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

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions.

The Company conducts business with another company owned by an officer of the Company. The Company purchases goods and uses office space in the other company’s offices. For the years ended December 31, 2010 and 2009 the Company incurred $4,308 and $17,795, respectively in inventory and other expenses to this company.

The Company was advanced $4,858 from officers during the year ended December 31, 2008 and remain outstanding as of December 31, 2010. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in the fiscal year ended December 31, 2010 and 2009,  respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for each fiscal year was $20,000.

Audit-Related Fees. For the fiscal year ended December 31, 2010 and 2009, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal year ended December 31, 2010 and 2009 respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0 respectively.

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

Bio-Solutions Corp.

April 15, 2011	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
	Its:	President, Chief Executive Officer (Principal Executive Officer)

April 15, 2011	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer and a Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2011	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
	Its:	President, Chief Executive Officer (Principal Executive Officer)

April 15, 2011	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer and a Director
(Principal Financial and Accounting Officer)

April 15, 2011	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
Director