Form 10-K/A
period 2010-12-31
Bio-Solutions Corp.
filed 2011-04-20
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K/A-1

o ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

o  Yes     x No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

o  Yes     x No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         x Yes      o  No

 Indicate by check mark whether the Registrant has submitted electronically and posted on its Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the Registrant was required to submit and post such files).   Yes  o   No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   oYes      x No

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

Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 16, 2008.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A-1 contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things (a) trends affecting our financial condition and (b) our business and growth strategies. Our stockholders are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections—"Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." The following discussion should be read in conjunction with our financial statements and related notes, which are part of this Report or incorporated by reference to our reports filed with the Securities Exchange Commission. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Bio-Solutions, Corp.

Annual Report on Form 10-K/A-1

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

The market valuation of emerging growth companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

· changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;
· fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;
· changes in market valuations of similar companies;
· announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;
· variations in our quarterly operating results;
· fluctuations in related commodities prices; and
· additions or departures of key personnel.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K/A-1 for the year ended December 31, 2010.

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

BIO-SOLUTIONS CORP.
STATEMENTS OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	IN US$

	YEAR	YEAR
	ENDED	ENDED
	DECEMBER 31, 2010	DECEMBER 31, 2009

REVENUE	$ 2,406	$ 30,425

COST OF REVENUES
Beginning inventory	82,205	76,379
Purchases	8,906	24,321
Ending inventory	(87,758)	(82,205)
Total Cost of Revenues	3,353	18,495

GROSS PROFIT (LOSS)	(947)	11,930

OPERATING EXPENSES
Professional fees and wages	490,664	846,004
Amortization expense and impairment	83,508	43,971
General and administrative	39,730	34,386
Total operating expenses	613,902	924,361

NET LOSS BEFORE OTHER EXPENSE	(614,849)	(912,431)

OTHER EXPENSE
Interest expense	(17,893)	(5,196)
Total other expense	(17,893)	(5,196)

NET LOSS	$ (632,742)	$ (917,627)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,247,696	15,296,546

NET LOSS PER SHARE	$ (0.03)	$ (0.06)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$ (632,742)	$ (917,627)
Currency translation losses	(26,758)	(6,460)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$ (659,500)	$ (924,087)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Bio-Solutions Corp.

April 18, 2011	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
	Its:	President, Chief Executive Officer (Principal Executive Officer)

April 18, 2011	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer and a Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 18, 2011	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
	Its:	President, Chief Executive Officer (Principal Executive Officer)

April 18, 2011	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer and a Director
(Principal Financial and Accounting Officer)

April 18, 2011	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
Director