Form 10-Q
period 2010-12-31
Bio-Solutions Corp.
filed 2011-05-23
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________
COMMISSION FILE NUMBER: 333-113296

BIO-SOLUTIONS CORP.
(Name of registrant as specified in its charter)

NEVADA	98-0557171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14517 Joseph Marc Vermette, Mirabel (Quebec), Canada	J7J 1X2
(Address of principal executive offices)	(Zip Code)

(514)686-2611
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes__  No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer

[  ]

Accelerated Filer

       [   ]

Non-accelerated Filer

[  ]

Small Reporting  Company  [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [  ]   No[X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes _________          No___________

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  25,872,686 shares of Common Stock as of  May 18, 2011.

PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Removed and Reserved
Item 5.	Other Information.
Item 6.	Exhibits.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Balance Sheet

BIO-SOLUTIONS CORP.
BALANCE SHEETS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

		IN US$
ASSETS
		(UNAUDITED)
		MARCH 31,	DECEMBER 31,
		2011	2010
CURRENT ASSETS
Cash		$ 82	$ 33
Inventory		89,818	87,758
	Total current assets	89,900	87,791

Other Asset
License, net of amortization		-	-

TOTAL ASSETS		$ 89,900	$ 87,791

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses		$ 444,398	$ 384,509
Liability for stock to be issued		49,617	-
Convertible notes payable		9,000	-
Short - term loans		249,492	243,770
Short - term loans - related party		49,868	49,227
Due to officer		4,972	4,858
	Total current liabilities	807,347	682,364

TOTAL LIABILITIES		807,347	682,364

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 90,000,000 shares authorized,
19,731,258 and 19,731,258 shares issued and outstanding, respectively		19,731	19,731
Additional paid in capital		1,598,026	1,598,026
Accumulated deficit		(2,253,891)	(2,144,311)
Accumulated other comprehensive loss		(81,313)	(68,019)
	Total stockholders' equity (deficit)	(717,447)	(594,573)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)		$ 89,900	$ 87,791

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENTS OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

		IN US$

		THREE MONTHS	THREE MONTHS
		ENDED	ENDED
		MARCH 31, 2011	MARCH 31, 2010

REVENUE		$ -	$ -

COST OF REVENUES
Beginning inventory		87,758	82,205
Purchases		-	7,168
Ending inventory		(89,818)	(89,373)
Total Cost of Revenues		(2,060)	-

GROSS PROFIT (LOSS)		2,060	-

OPERATING EXPENSES
Professional fees and wages		101,385	238,451
Amortization expense and impairment		-	12,009
General and administrative		5,060	16,120
	Total operating expenses	106,445	266,580

NET LOSS BEFORE OTHER EXPENSE		(104,385)	(266,580)

OTHER EXPENSE
Interest expense		(5,195)	(2,908)
	Total other expense	(5,195)	(2,908)

NET LOSS		$ (109,580)	$ (269,488)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		19,731,258	14,263,239

NET LOSS PER SHARE		$ (0.01)	$ (0.02)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss		$ (109,580)	$ (269,488)
Currency tranlation losses		(13,294)	(14,504)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS		$ (122,874)	$ (283,992)

 The accompanying notes are an integral part of these financial statements.

 STATEMENTS OF CASH FLOW

 (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	IN US$

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2011	MARCH 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (109,580)	$ (269,488)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization expense - license	-	12,009
Impairment expense	-	-
Common stock issued or accrued for services	49,617	186,250
Change in assets and liabilities
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in inventory	-	(4,308)
Increase (decrease) in accounts payable and accrued expenses	52,014	34,349
Total adjustments	101,631	228,300
Net cash (used in) operating activities	(7,949)	(41,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for license	-	-
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	9,000	-
Short-term loans, net of repayments	(514)	49,230
Short-term loans - related party, net of repayments	-	183
Increase in cash overdraft	-	-
Advances from officers	-	-
Net cash provided by financing activities	8,486	49,413

Effect of foreign currency	(488)	(6,397)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	49	1,828

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	33	4

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 82	$ 1,832

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of accounts payable to common stock	$ -	$ -

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 1-

ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2010 10K and audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $2,253,891 since inception, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended March 31, 2011 and 2010, the Company recorded approximately ($13,294) and ($14,504) in translation losses, respectively.

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

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recoverability of Long-Lived Assets

The Company reviews their long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell. During 2010, the Company determined that their license was fully impaired and was required to adjust their balance sheets to reflect this.

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

3)

The seller’s price to the buyer is fixed or determinable, and

4)

Collectable is reasonably assured.

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of March 31, 2011. The right of return does exist for a small period subsequent to sale.  However, there have been no refunds since inception.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2011	2010

Net loss	$ (109,580)	$ (269,488)

Weighted-average common shares
outstanding (Basic)	19,731,258	14,263,239

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	19,731,258	14,263,239

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

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of March 31, 2011, inventory of $89,818 and includes $71,053 of raw materials with the balance being finished goods, respectively.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2011, no additional accrual for income taxes is necessary.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010 (UNAUDITED)

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

MARCH 31, 2011 AND 2010 (UNAUDITED)

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

MARCH 31, 2011 AND 2010 (UNAUDITED)

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

MARCH 31, 2011 AND 2010 (UNAUDITED)

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

As of March 31, 2011, the Company has 19,731,258 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 3-

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

On March 29 2011 the Company filed its 2011 Stock Incentive & Equity Compensation Plan. The purpose of the Stock incentive plan is to enhance the profitability and value of the Company for the benefit of its shareholders by enabling the Company to offer employees and consultants of the Company and its affiliates stock based incentives and other equity interests in the Company. 20,000,000 shares have been registered under the plan.

The Company has not issued any options or warrants to date.

NOTE 4-

RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by an officer of the Company. The Company purchases goods and uses office space in the other company’s offices. For the three months ended March 31, 2011 and 2010 the Company incurred $0 and $4,308, respectively in inventory and other expenses to this company.

The Company was advanced $4,972 from officers during the year ended December 31, 2008 and remain outstanding as of March 31, 2011. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5-

SHORT-TERM LOANS

The Company was advanced $125,000 from seventeen (17) individuals/companies for amounts ranging between $5,000 and $45,000 each during the year ended December 31, 2008. These amounts were converted into 1,041,348 shares of common stock.

In December 2008, the Company entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. All of these loans accrue interest at 5% per annum. The Company has repaid $7,530 (CD$) at the end of December 2008, and has $17,460 (CD$) remaining due on this note. In addition, the Company in the year ended December 31, 2009, was advanced another $123,277 (CD$). In the year ended December 31, 2010, the Company was advanced $120,686 (CD$) (net) for additional working capital. The Company was advanced another $9,000 in short-term loans and repaid $500 in short-term notes to its President during the three months ended March 31, 2011. The total outstanding due on these notes as of March 31, 2011 is $290,923 (CD$) or $299,361 (US$). Of this amount, $49,868 (US$) was advanced by the Company’s President and is noted as short-term loans – related party on the balance sheet.

The Company had accrued interest at 5% to 10% per annum on these notes and accrued $31,951 as of March 31, 2011. Interest expense for the three months ended March 31, 2011 and 2010 is $5,149 and $2,908, respectively.

NOTE 6-

CONVERTIBLE NOTES PAYABLE

The Company has been advanced a total of $9,000 USD during the period ended March 31, 2011. These notes are to be converted into shares during the period ended June 30, 2011 at fair value on the date of issuance.

The Company had accrued interest at 5% per annum on these notes and accrued $46 as of March 31, 2011. Interest expense for the three months ended March 31, 2011 and 2010 is $46 and $0, respectively.

NOTE 7-

MAJOR CUSTOMERS

There were no sales generated during the three months ended March 31, 2011 or 2010. Prior to this, all of the customers were considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. The Company does not consider this risk to be significant.

NOTE 8-

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

As of March 31, 2011, there is no provision for income taxes, current or deferred.

Net operating losses	$ 766,323
Valuation allowance	(766,323)

$ -

At March 31, 2011, the Company had a net operating loss carry forward in the amount of $2,253,891, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2011 and 2010 is summarized below.

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 9-

LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of December 31, 2009 and through November 26, 2010 owed $75,000 (CD$), which was reflected in accounts payable and accrued expenses on the balance sheet. On November 26, 2010, ONS has filed bankruptcy in Canada. ONS has sold their assets to another company. The Company is in process of negotiating the payments and terms of the license with this other entity when they received notice that this debt had been written off by ONS. The Company was amortizing the license fee over the 36 month term of the Agreement. Amortization expense through December 31, 2010 was $114,583. The remaining $34,967 of unamortized license fees have been impaired by Management as of December 31, 2010. Amortization expense for the three months ended March 31, 2010 was $12,009.

NOTE 10-

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

NOTE 11-

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

NOTE 12-

SUBSEQUENT EVENTS

In April 2011, the Company issued 6,141,428 shares of stock for services rendered, and repayment of debt.

Item 1A.

Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH BOTH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT AND OUR AUDITED FINANCIAL STATEMENTS AND NOTES INCLUDED IN OUR ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2011.

Background

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

During 2010, we conducted a new round of tests in a controlled environment designed to strengthen our positioning in the market. We have pursued additional accounts by researching and contacting medium to large size integrators in both Europe and Brazil to conduct in house tests on our products. We have pursued our negotiation with several countries in Africa to introduce our larvicide product as a prevention agent for malaria.

We are also the distributor of GreenEx ™ in Africa. GreenEx ™ is a biological larvicide produced from a strain of Bacillus thuringiensis subspecies israelensis (Bti), a naturally occurring bacterium that produces a crystalline protein toxin (cystal) toxic for mosquitoes, vectors of Malaria. GreenEx ™ formulations are produced in the United States to strict manufacturing specifications, ensuring that the products are of high quality and without any harmful contaminants. Bti formulations are FDA approved.

Financial Statements

Comparison of Operating Results for the Three Months ended March 31, 2011 and March 31,  2010

We did not generate revenues during the three months ended March 31, 2011 nor 2010.   For the three months ended March 31, 2011 our beginning inventory was $87,758 and our ending inventory was $(89,818) which resulted in a gross profit of $2,060.   For the three months ended March 31, 2010 we had inventory of $82,205 and purchases totaling $7,168 resulting in an ending inventory of $89,373.

Operating Expenses

For the three months ended March 31, 2011 and 2010 our operating expenses totaled $106,445 and $266,580 respectively.  Most of these expenses are attributable to professional fees totaling $101,385 and $238,451.  We also incurred $5,060 in general and administrative expenses for the three months ended March 31, 2011 as compared to $16,120 in general and administrative expenses.  In addition to our operating expenses, for the three months ended March 31, 2011 and 2010 we incurred an interest expense of $5,195  and $2,908.

Net Income (loss)

Our net loss for the three months ended March 31, 2011 totaled $(109,580) as compared to a net loss of $(269,488)  for the comparable period in 2010.  The principal reason for the decline in our net loss is primarily attributable to the significant decline in professional fees.

We will require additional capital to fully implement our business plan.   In the past, we have used debt and equity financing.

On a going forward basis, there can be no assurance that we will be able to secure additional capital or if available, on commercially acceptable terms.  Until such time as we can fully implement our business plan, it is unlikely that we will be able to reverse our continuing losses in which case you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At March 31, 2011 we had cash of $82 and inventory totaling $89,818 and total assets of $89,900.  At December 31, 2010 we had cash of $33, inventory totaling $87,758 and total assets of $87,791.

Our current liabilities at March 31, 2011 totaled $807,347 consisting primarily of accounts payable and accrued expenses totaling $444,398, short term loans totaling $249,492, liability for stock issuable of $49,617 and short term loans due related parties totaling $49,868.  Current liabilities at December 31, 2010 totaled $682,364 consisting primarily of accounts payable and accrued interest totaling $384,509, short term loans totaling $243,770 and short term loans due a related party totaling $49,227.

We have no long term liabilities.

 We have a working capital deficit   at March 31, 2011  (current assets less current liabilities) of $717,447    as compared to a working capital deficit  of $594,573 at December 31, 2010.

Continued operations  are dependent on our  ability to complete additional equity financings or generate profitable operations.  Management’s plan in this regard is to secure additional funds through future debt or equity financings.  While we have been successful in the past at raising funds, there can be no assurance that it will be able to do so in the future.

Unless we secure additional funding to meet our short term capital requirements, there can be no assurance that we will be able to implement our business plan. If we are unable to  pay our liabilities as they become due, and our creditors are not willing to defer payments,  we may have to seek protection from creditor claims by filing for bankruptcy.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer,   evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is not effective due to the following:

▪

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

 Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended

(b)

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)

Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

 Item 1.

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities.

None.

Item 3.

Defaults upon senior securities.

None.

 Item 4.

Removed and Reserved.

Item 5.

Other information

None.

Item 6.

Exhibits

Exhibit No.

Description

-----------

-----------

31.1

       Section 302 Certification of the Principal Executive Officer

31.2

       Section 302 Certification of the Principal Financial Officer

32.1

       Section 906 Certification of Principal Executive Officer

32.2

       Section 906 Certification of Principal Financial and Accounting Officer

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Bio-Solutions Corp.

Date:   May 23, 2011

   By: /s/ Gilles Chaumillon

                               --------------------------------

                               Gilles Chaumillon

                               Chief Executive Officer

Date:  May 23, 2011

By:/s/ Gilbert  Pomerleau

---------------------------------

Gilbert Pomerleau

Chief Financial Officer