Form 10-Q
period 2011-06-30
Bio-Solutions Corp.
filed 2011-08-22
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(MARK ONE)

FORM 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes__  No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:   28,895,797  shares of Common Stock as of  August 10, 2011.

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

PART 1 - FINANCIAL INFORMATION

Item 1.

Financial Statements.

BIO-SOLUTIONS CORP.

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010

Statements of Operations and Accumulated Other Comprehensive Loss For the Six and Three Months Ended June 30, 2011 and 2010 (unaudited)

Statements of Cash Flows For the Six Months Ended June 30, 2011 and 2010 (unaudited)

Notes to Financial Statements (unaudited)

BIO-SOLUTIONS CORP.
BALANCE SHEETS
JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010
ASSETS
	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2011	2010
CURRENT ASSETS
Cash	$ 48	$ 33
Inventory	90,516	87,758
Total current assets	90,564	87,791

TOTAL ASSETS	$ 90,564	$ 87,791
Liabilities and stockholders deficit
CURRENT LIABILITIES
Accounts payable and accrued expenses
Convertible notes payable	$ 449,056	$ 384,509
Short - term loans	8,000	-
Short - term loans - related party	251,431	243,770
Due to officer	50,256	49,227
Total current liabilities	5,011	4,858
	763,754	682,364
TOTAL LIABILITIES
	763,754	682,364
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 90,000,000 shares authorized,
28,895,797 and 19,731,258 shares issued and outstanding, respectively
Additional paid in capital	28,896	19,731
Subscription receivable	2,101,896	1,598,026
Accumulated deficit	(5,820)	-
Accumulated other comprehensive loss	(2,712,188)	(2,144,311)
Total stockholders' equity (deficit)	(85,974)	(68,019)
	(673,190)	(594,573)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	$ 90,564	$ 87,791

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENT OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2011 AND 2010
	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010

REVENUE	$ -	$ -	$ -	$ -

COST OF REVENUES
Beginning inventory	87,758	82,205	89,818	89,373
Purchases		3,382		(3,786)
Ending inventory	-90,516	-85,587	(90,516)	(85,587)
Total Cost of Revenues	(2,758)	-	(698)	-

GROSS PROFIT (LOSS)	2,758	-	698	-

OPERATING EXPENSES
Professional fees and wages	550,275	372,297	448,890	133,845
Accounting fees	0
General and administrative	9,823	49,633	4,763	21,505
Total operating expenses	560,098	421,930	453,653	155,350

NET LOSS BEFORE OTHER EXPENSE	-557,340	-421,930	-452,955	-155,350

OTHER EXPENSE
Interest expense	-10,537	-6,058	(5,342)	(3,150)
Total other expense	-10,537	-6,058	-5,342	-3,150

NET LOSS	$ (567,877)	$ (427,988)	$ (458,297)	$ (158,500)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,110,903	17,476,562	26,453,408	17,833,236

NET LOSS PER SHARE	$ (0.02)	$ (0.02)	$ (0.02)	$ (0.01)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$ (567,877)	$ (427,988)	$ (458,297)	$ (158,500)
Currency translation gains (losses)	-17,955	3,295	-4,661	17,799

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$ (585,832)	$ (424,693)	$ (462,958)	$ (140,701)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $2,712,188 since inception, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Currency Translation

The Company operates in Canada, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the six months ended June 30, 2011 and 2010, the Company recorded approximately ($17,955) and $3,295 in translation losses, respectively.

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

3)

The seller’s price to the buyer is fixed or determinable, and

4)

Collectable is reasonably assured.

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of June 30, 2011. The right of return does exist for a small period subsequent to sale.  However, there have been no refunds since inception.

NOTE 2-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2011	2010

Net loss	$ (567,877)	$ (427,988)

Weighted-average common shares
outstanding (Basic)	23,110,903	17,476,562

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	23,110,903	17,476,562

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

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of June 30, 2011, inventory of $90,516 and includes $71,606 of raw materials with the balance being finished goods, respectively.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of June 30, 2011, no additional accrual for income taxes is necessary.

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

For the six months ended June 30, 2011, the Company issued 383,160 share of stock for cash of $13,000 (for which $7,180 has been paid, the balance is in subscriptions receivable); 1,219,951 shares of stock in conversion of accounts payable valued at $39,919; and 7,561,428 shares of stock for services rendered valued at $460,117.

As of June 30, 2011, the Company has 28,895,797 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

NOTE 3-

STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

On March 29, 2011 the Company filed its 2011 Stock Incentive & Equity Compensation Plan. The purpose of the Stock incentive plan is to enhance the profitability and value of the Company for the benefit of its shareholders by enabling the Company to offer employees and consultants of the Company and its affiliates stock based incentives and other equity interests in the Company. 20,000,000 shares have been registered under the plan.

The Company has not issued any options or warrants to date.

NOTE 4-

RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by an officer of the Company. The Company purchases goods and uses office space in the other company’s offices. For the six months ended June 30, 2011 and 2010 the Company incurred $0 and $4,308, respectively in inventory and other expenses to this company.

The Company was advanced $5,011 from officers during the year ended December 31, 2008 and remain outstanding as of June 30, 2011. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5-

SHORT-TERM LOANS

The Company was advanced $125,000 from seventeen (17) individuals/companies for amounts ranging between $5,000 and $45,000 each during the year ended December 31, 2008. These amounts were converted into 1,041,348 shares of common stock.

In December 2008, the Company entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$) loan. All of these loans accrue interest at 5% per annum. The Company has repaid $7,530 (CD$) at the end of December 2008, and has $17,460 (CD$) remaining due on this note. In addition, the Company in the year ended December 31, 2009, was advanced another $123,277 (CD$). In the year ended December 31, 2010, the Company was advanced $120,686 (CD$) (net) for additional working capital. The Company was advanced another $9,000 in short-term loans and repaid $500 in short-term notes to its President during the six months ended June 30, 2011. The total outstanding due on these notes as of June 30, 2011 is $290,923 (CD$) or $301,687 (US$). Of this amount, $50,256 (US$) was advanced by the Company’s President and is noted as short-term loans – related party on the balance sheet.

The Company had accrued interest at 5% to 10% per annum on these notes and accrued $37,460 as of June 30, 2011. Interest expense for the six months ended June 30, 2011 and 2010 is $10,391 and $6,058, respectively.

NOTE 6-

CONVERTIBLE NOTES PAYABLE

The Company has been advanced a total of $9,000 USD during the period ended June 30, 2011 which $1,000 was repaid in the period ended June 30, 2011 at fair value on the date of issuance. The balance of $8,000 is outstanding at June 30, 2011.

The Company had accrued interest at 5% per annum on these notes and accrued $146 as of June 30, 2011. Interest expense for the six months ended June 30, 2011 and 2010 is $146 and $0, respectively.

NOTE 7-

MAJOR CUSTOMERS

There were no sales generated during the six months ended June 30, 2011 or 2010. Prior to this, all of the customers were considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. The Company does not consider this risk to be significant.

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

As of June 30, 2011, there is no provision for income taxes, current or deferred.

Net operating losses	$ 922,144
Valuation allowance	(922,144)

$ -

At June 30, 2011, the Company had a net operating loss carry forward in the amount of $2,712,188, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2011 and 2010 is summarized below.

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

NOTE 9-

LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of December 31, 2009 and through November 26, 2010 owed $75,000 (CD$), which was reflected in accounts payable and accrued expenses on the balance sheet. On November 26, 2010, ONS has filed bankruptcy in Canada. ONS has sold their assets to another company. The Company is in process of negotiating the payments and terms of the license with this other entity when they received notice that this debt had been written off by ONS. The Company was amortizing the license fee over the 36 month term of the Agreement. Amortization expense through December 31, 2010 was $114,583. The remaining $34,967 of unamortized license fees have been impaired by Management as of December 31, 2010. Amortization expense for the six months ended June 30, 2010 was $24,167.

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

Item 1A.

Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2010.

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

During 2010, we conducted tests in a controlled environment  designed to establish a position  in the market. We have pursued  accounts by researching and contacting medium to large size integrators in both Europe and Brazil to conduct in house tests on our products. We have pursued  negotiations with several countries in Africa to introduce our larvicide product as a prevention agent for malaria. These marketing efforts have not been successful.

We are  also the distributor of GreenEx ™ in Africa. GreenEx ™ is a biological larvicide produced from a strain of Bacillus thuringiensis subspecies israelensis (Bti), a naturally occurring bacterium that produces a crystalline protein toxin (cystal) toxic for mosquitoes, vectors of Malaria. GreenEx ™ formulations are produced in the United States to strict manufacturing specifications, ensuring that the products are of high quality and without any harmful contaminants. Bti formulations are FDA approved.  We have not been successful in our distribution efforts.

Financial Statements

Comparison of Operating Results for the Three and Six  Months ended June 30, 2011 and June 30, 2010.

We did not generate revenues during the three and six months ended June 30, 2011 and 2010.   For the three and six months ended June 30, 2011 our beginning inventory was $89,818 and $87,758 as compared to $89,373 and $82,205 for the three and six months ended June 30, 2010.  For the three and six months ended June 30, 2011, we had a gross profit of $2,758 and $698.

Operating Expenses for the Three and Six Months ended June 30, 2011 and June 30, 2010

For the three and six months ended June 30, 2011 our operating expenses totaled $560,098 and $453,653 as compared to $155,350 and $421,930 during the comparative periods in 2010.

Most of these expenses are attributable to professional fees totaling $448,890  and $550,275 for the three and six months ended June 30, 2011 as compared to $133,845  and $372,297 in 2010.  We  incurred $4,763 and $9,823 in general and administrative expenses for the three and six months ended June 30, 2011 as compared to $21,505 and $49,633 in 2010.   Interest expense totaled  $5,432 and $10,537  during the periods ended June 30, 2011 as compared to $3,150 and $6,058 in 2010.

Net Income (loss)

Our Net Loss for the three and six months ended June 30, 2011 totaled $(458,297) and $(567,877) as compared to $(158,500)  and $(427,988) in 2010,

We will require a significant capital infusion to continue our operations.  We may offer debt or equity financing.  If we rely on equity financing,  you will experience substantial dilution.  Any debt financing would in all likelihood contain restrictive covenants  which would make compliance very difficult.  As of the date hereof, we have no commitment for either debt or equity financing.  As such,  it is unlikely that we will be able to significantly expand our operations and reverse our continuing losses in which case you may lose your entire investment.

Liquidity and Capital Resources

Assets and Liabilities

At June 30, 2011  we had cash of $48 and inventory totaling $90,516 and total assets of $90,564.  At December 31, 2010 we had cash of $33, inventory totaling $87,758 and total assets of $87,791.

Our current liabilities at June 30, 2011 totaled $763,754 consisting primarily of accounts payable and accrued expenses totaling $449,056,  short term loans totaling $251,431 and short term loans due related parties totaling $50,256.    Current liabilities at December 31, 2010 totaled $682,364 consisting primarily of accounts payable and accrued interest totaling $384,509, short term loans totaling $243,770 and short term loans due a related party totaling $49,227.

We have no long term liabilities.

 We have a working capital deficit   at  June 30, 2011  (current assets less current liabilities) of $673,190   as compared to a working capital deficit  of $594,573 at December 31, 2010.

Unless we secure additional funding to meet our short term capital requirements, there can be no assurance that we will be able to expand operations and implement our business plan. If we are unable to pay our liabilities as they become due, and our creditors are not willing to defer payments, we may have to seek protection from creditor claims by filing for bankruptcy.

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

                           Bio-Solutions Corp.

Date:   August 17, 2011

   By: /s/ Gilles Pomerleau

                               --------------------------------

                               Gilles Pomerleau

                               Chief Executive Officer

Date:  August 17, 2011

By:/s/ Gilles Pomerleau

---------------------------------

Chief Financial Officer