Form 10-Q/A
period 2011-06-30
Bio-Solutions Corp.
filed 2011-09-28
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A1

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
BIO-SOLUTIONS CORP.
STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

IN US$

SIX MONTHS	SIX MONTHS
ENDED	ENDED
30-Jun-11	30-Jun-10
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	-$567,877	-$427,988
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization expense - license	-	24,167
Impairment expense	-
Common stock issued or accrued for services	460,117	251,050
Change in assets and liabilities
(Increase) decrease in accounts receivable	-
(Increase) in inventory	-	-4,125
Increase in accounts payable and accrued expenses	93,920	60,846
Total adjustments	554,037	331,938
Net cash (used in) operating activities	-13,840	-96,050
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for license	-
Net cash (used in) investing activities	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of repayments	8,000	-
Short-term loans, net of repayments	-518	94,920
Short-term loans - related party, net of repayments	-	4,260
Proceeds from the sale of common stock	7,180	-
Net cash provided by financing activities	14,662	99,180
Effect of foreign currency	-807	672
NET INCREASE IN CASH AND CASH EQUIVALENTS	15	3,802
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	33	4
CASH AND CASH EQUIVALENTS - END OF PERIOD	$48	$3,806
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$1,499
Income taxes	$ -	$ -
NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of accounts payable to common stock	$39,919	$30,000

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

As of June 30, 2011, there is no provision for income taxes, current or deferred.

Net operating losses	$922,144
Valuation allowance	(922,144)

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

                           Bio-Solutions Corp.

Date:   September 27, 2011

   By: /s/ Gilles Chaumillon

                               --------------------------------

                               Gilles Chaumillon

                               Chief Executive Officer

Date:  September 27, 2011

By:/s/ Gilbert Pomerleau

---------------------------------

Gilbert Pomerleau

Chief Financial Officer