Form 10-K/A
period 2011-06-30
Bio-Solutions Corp.
filed 2011-09-29
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K/A-2

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

X Yes      o  No

 Indicate by check mark whether the Registrant has submitted electronically and posted on its Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such short period that the Registrant was required to submit and post such files).   Yes     NoX

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting companyX

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

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2010, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective.  Our management does not have any current plans to remediate the weakness as we believe in order to remediate the weakness, we will need to raise capital hire additional accounting personal

Management's annual report on internal control over financial reporting.

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

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 7

(b)	Exhibits required by Item 601.

Exhibit No. 23	Description Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Additional financial statements required by Regulation S-X.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Solutions Corp.

September 26, 2011	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
	Its:	President, Chief Executive Officer (Principal Executive Officer)

September 26, 2011	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer and a Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 26, 2011	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
	Its:	President, Chief Executive Officer (Principal Executive Officer)

September 26, 2011	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer and a Director
(Principal Financial and Accounting Officer)

September 26, 2011	By:	/s/ Mark Solomon
Mark Solomon
Director