Form 10-Q
period 2011-09-30
Bio-Solutions Corp.
filed 2011-11-21
CIK 1420108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 21, 2011
Common stock, $0.001 par value	61,970,397

BIO-SOLUTIONS, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	F-2

	Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, nine months ended September 30, 2011 and 2010 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited)	F-4

	Notes to Consolidated Financial Statements (Unaudited)	F-5

ITEM 1A	RISK FACTORS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4.	CONTROLS AND PROCEDURES	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	7

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	7

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	7

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7

ITEM 5.	OTHER INFORMATION	7

ITEM 6.	EXHIBITS	7

SIGNATURES		8

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 20, 2011.

BIO-SOLUTIONS CORP.
BALANCE SHEETS
SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	IN US$
ASSETS
	(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
CURRENT ASSETS
Cash	$3,929	$33
Inventory	83,272	87,758
Total current assets	87,201	87,791

Other Asset
Intellectual property	200,000	-
License, net of amortization	-	-

TOTAL ASSETS	$287,201	$87,791

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$306,850	$384,509
Liability for stock to be issued	200,000	-
Convertible notes payable	9,950	-
Short - term loans	-	243,770
Short - term loans - related party	44,346	49,227
Due to officer	4,610	4,858
Total current liabilities	565,756	682,364

TOTAL LIABILITIES	565,756	682,364

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 90,000,000 shares authorized,
41,170,397 and 19,731,258 shares issued and outstanding	41,170	19,731
Additional paid in capital	2,618,420	1,598,026
Subscription receivable	(1,520)	-
Accumulated deficit	(2,873,925)	(2,144,311)
Accumulated other comprehensive loss	(62,700)	(68,019)
Total stockholders' equity (deficit)	(278,555)	(594,573)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$287,201	$87,791

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENTS OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
IN US$

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010

REVENUE	$-	$2,407	$-	$2,407

COST OF REVENUES
Beginning inventory	90,516	85,587	87,758	82,205
Purchases/Forex	(8,118)	2,531	(8,118)	5,913
Ending inventory	(83,272)	(84,764)	(83,272)	(84,764)
Total Cost of Revenues	(874)	3,354	(3,632)	3,354

GROSS PROFIT (LOSS)	874	(947)	3,632	(947)

OPERATING EXPENSES
Professional fees and wages	156,955	18,945	707,229	388,742
Accounting fees	-	8,483	-	10,983
General and administrative	4,335	21,060	14,159	70,693
Total operating expenses	161,290	48,488	721,388	470,418

NET LOSS BEFORE OTHER EXPENSE	(160,416)	(49,435)	(717,756)	(471,365)

OTHER EXPENSE
Interest expense	(1,321)	(4,864)	(11,858)	(10,922)
Total other expense	(1,321)	(4,864)	(11,858)	(10,922)

NET LOSS	$(161,737)	$(54,299)	$(729,614)	$(482,287)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	32,545,123	18,475,280	26,286,025	17,813,126

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.03)	$(0.03)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(161,737)	$(54,299)	$(729,614)	$(482,287)
Currency tranlation losses	23,274	(12,188)	5,319	(8,893)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(138,463)	$(66,487)	$(724,295)	$(491,180)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
IN US$

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(729,614)	$(482,287)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization expense - license	-	36,200
Common stock issued or accrued for services	607,817	302,050
Change in assets and liabilities
(Increase) decrease in inventory	-	(866)
Increase (decrease) in accounts payable and accrued expenses	103,493	33,171
Total adjustments	711,310	370,555
Net cash (used in) operating activities	(18,304)	(111,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	11,480	-
Proceeds from convertible notes payable, net of repayments	9,950	-
Short-term loans, net of repayments	-	111,857
Short-term loans - related party, net of repayments	(2,386)	4,856
Net cash provided by financing activities	19,044	116,713

Effect of foreign currency	3,156	(4,052)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,896	929

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	33	4

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,929	$933

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$1,499
Income taxes	$-	$-

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of convertible notes payable and accrued interest to common stock	$278,588	$-
Conversion of accounts payable to common stock	$142,429	$30,000
Acquisition of intellectual property of Type2 Defense for common shares to be issued	$200,000	$-

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

On June 30, 2010, the board of directors approved the increase of the authorized shares of common stock from 75,000,000 to 90,000,000. In addition the board approved a 1.20 to 1 stock split. All shares have been reflected retroactively in accordance with SAB Topic 14C.

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type 2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The acquisition from Type2 Defense, a Texas based sole proprietorship was for the issuance of 20,000,0000 shares of the Company’s common stock.  Type2 Defense is a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics.  The shares are valued at $200,000 or $0.01 per share based on the closing price of the Company’s common stock on September 26, 2011.  The agreement also includes the issuance of 10,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 10,000,000 shares of Company’s common stock upon acquiring 1500 customers.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $2,873,925 since inception, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of September 30, 2011. The right of return does exist for a small period subsequent to sale.  However, there have been no refunds since inception.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

(Loss) Per Share of Common Stock

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2011	2010

Net loss	$(729,614)	$(482,287)

Weighted-average common shares
outstanding (Basic)	26,286,025	17,813,126

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	26,286,025	17,813,126

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

Inventory

Inventory is stated at the lower of cost (FIFO:  first-in, first-out) or market, and includes raw materials and finished goods.  The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of September 30, 2011, inventory of $83,272 and includes $65,875 of raw materials with the balance being finished goods, respectively.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of September 30, 2011, no additional accrual for income taxes is necessary.

Recent Issued Accounting Standards

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 did not have a material impact on the financial statements.

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

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of ASC 810-10-65 did not have a material impact on the Company’s financial position, results of operations or cash flows.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. ASC 815 did not have a material impact on their results of operations or financial position.

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In April 2008, the FASB issued ASC 350, “Determination of the Useful Life of Intangible Assets”. The Company adopt ASC 350 on October 1, 2008. The guidance in ASC 350 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. ASC 350 did not materially impact their financial position, results of operations or cash flows.

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The adiption of this standard did not materiallyl impact their financial statements.

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
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

For the nine months ended September 30, 2011, the Company issued 383,160 share of stock for cash of $13,000 (for which $11,480 has been paid, the balance is in subscriptions receivable); 2,219,951 shares of stock in conversion of accounts payable valued at $142,429; 2,424,600 shares of common stock in conversion of $278,588 in convertible notes payable and accrued interest; and 16,411,428 shares of stock for services rendered valued at $607,817.

As of September 30, 2011, the Company has 41,170,397 shares of common stock issued and outstanding.

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

The Company conducts business with another company owned by an officer of the Company. The Company purchases goods and uses office space in the other company’s offices. For the nine months ended September 30, 2011 and 2010 the Company incurred $0 and $4,308, respectively in inventory and other expenses to this company.

The Company was advanced $5,011 from officers during the year ended December 31, 2008 and remain outstanding as of September 30, 2011. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 5-	SHORT-TERM LOANS (CONTINUED)

The Company repaid $2,386 (CD$) in short-term notes to its President during the nine months ended September 30, 2011 and converted $242,460 (CD$) in September 2011. The total outstanding due on these notes as of September 30, 2011 is $46,484 (CD$) or $44,346 (US$). The entire amount is due to the Company’s President and is noted as short-term loans – related party on the balance sheet.

The Company had accrued interest at 5% to 10% per annum on these notes and accrued $7,056 as of September 30, 2011. Interest expense for the nine months ended September 30, 2011 and 2010 is $110,729 and $10,922, respectively. In September 2011, the Company converted $29,307 in accrued interest into shares of common stock.

NOTE 6-	CONVERTIBLE NOTES PAYABLE

The Company has been advanced a total of $10,950 USD during the period ended September 30, 2011 which $1,000 was repaid in the period ended June 30, 2011 at fair value on the date of issuance. The balance of $9,950 is outstanding at September 30, 2011.

The Company had accrued interest at 5% per annum on these notes and accrued $254 as of September 30, 2011. Interest expense for the nine months ended September 30, 2011 and 2010 is $254 and $0, respectively.

NOTE 7-	MAJOR CUSTOMERS

There were no sales generated during the nine months ended June 30, 2011. Prior to this, all of the customers were considered to be major customers. A major customer is one that represents at least 10% of the Company’s revenue. The Company does not consider this risk to be significant.

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

As of September 30, 2011, there is no provision for income taxes, current or deferred.

Net operating losses	$977,135
Valuation allowance	(977,135)

$-

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 8-	PROVISION FOR INCOME TAXES (CONTINUED)

At September 30, 2011, the Company had a net operating loss carry forward in the amount of $2,873,925, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2011 and 2010 is summarized below.

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%

NOTE 9-	LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of December 31, 2009 and through November 26, 2010 owed $75,000 (CD$), which was reflected in accounts payable and accrued expenses on the balance sheet. On November 26, 2010, ONS has filed bankruptcy in Canada. ONS has sold their assets to another company. The Company is in process of negotiating the payments and terms of the license with this other entity when they received notice that this debt had been written off by ONS. The Company was amortizing the license fee over the 36 month term of the Agreement. Amortization expense through December 31, 2010 was $114,583. The remaining $34,967 of unamortized license fees have been impaired by Management as of December 31, 2010. Amortization expense for the nine months ended September 30, 2010 was $36,200.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 10-	INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type 2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The acquisition from Type2 Defense, a Texas based sole proprietorship was for the issuance of 20,000,0000 shares of the Company’s common stock.  Type2 Defense is a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics.  The shares are valued at $200,000 or $0.01 per share based on the closing price of the Company’s common stock on September 26, 2011.  The agreement also includes the issuance of 10,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 10,000,000 shares of Company’s common stock upon acquiring 1500 customers.

All assets other than the intellectual property had a fair value of $0, with the intellectual property being valued at $200,000. The Company has not amortized this value as they deem the value to have an infinite useful life and will test the value at each year end for impairment.

NOTE 11-	FAIR VALUE MEASUREMENTS

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 12-	COMMITMENTS

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

NOTE 13-	SUBSEQUENT EVENTS

During October 2011, the Company sold 770,000 shares of the Company’s unregistered common stock to a former consultant for $10,000 or $0.013 per share.

During November 2011 Gilbert Pomerleau, our chief financial officer, resigned and was replaced by William Gallagher.  Mr. .Gallagher also joined our board of directors.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2010, together with notes thereto as previously filed with our Annual Report on Form 10-K. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2011.

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

During September 2011, we acquired all the assets and intellectual property rights of Type 2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. We plan to launch the distribution in the US early 2012.

For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Results of Operations.

Revenues. We generated no revenues for the three months ended September 30, 2011, as compared to $2,407 for the three months ended September 30, 2010. We hope to generate revenues and continue operations and implement our business plan. For the three months ended September 30, 2010, we had a gross profit of $874 compared to a gross loss of $947 for the three months ended September 30, 2010.

Operating Expenses. For the three months ended September 30, 2011, we had total operating expenses of $161,290, as compared to total operating expenses of $48,488 for the three months ended September 30, 2010. The increase in operating expenses between the two periods is primarily due to an increase in stock based compensation for professional fees. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss. For the three months ended September 30, 2011, after interest expense of $1,321, we had a net loss of $161,737. In comparison, for the three months ended September 30, 2010, after interest expense of $4,864, we had a net loss of $54,299. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Results of Operations.

Revenues. We had no revenues for the nine months ended September 30, 2011, as compared to revenues of $2,407 for the nine months ended September 30, 2010. We hope to generate revenues and continue operations and implement our business plan. For the nine months ended September 30, 2011, we had a gross profit of $3,632 compared to a gross loss of $947 for the nine months ended September 30, 2010.

Operating Expenses. For the nine months ended September 30, 2011, we had total operating expenses of $721,388, as compared to total operating expenses of $470,418 for the nine months ended September 30, 2010. The increase in operating expenses between the two periods is primarily due to an increase in stock based compensation for professional fees. We expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss. For the nine months ended September 30, 2011, after interest expense of $11,858, we had a net loss of $726,614. In comparison, for the nine months ended September 30, 2010, after interest expense of $10,922, we had a net loss of $482,287. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources. We had cash of $3,929,  inventory of $83,272 and Intellectual Property of $200,000 as of September 30, 2011, which equals our total current assets and total assets of $287,201 as of that date.

Our current liabilities were $565,756 as of September 30, 2011, which was represented by accounts payable and accrued expenses of $306,850, liability for stock to be issued of $200,000, convertible notes payable of 9,950, short term loans of $44,346 to a related party and $4,610 due to an officer. We had no other liabilities and no long term commitments or contingencies as of September 30, 2011.

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

The Company repaid $2,386 (CD$) in short-term notes to its President during the nine months ended September 30, 2011 and converted $242,460 (CD$) in September 2011. The total outstanding due on these notes as of September 30, 2011 is $46,484 (CD$) or $44,346 (US$). The entire amount is due to the Company’s President and is noted as short-term loans – related party on the balance sheet.

The Company had accrued interest at 5% to 10% per annum on these notes and accrued $7,056 as of September 30, 2011. Interest expense for the nine months ended September 30, 2011 and 2010 is $110,729 and $10,922, respectively. In September 2011, the Company converted $29,307 in accrued interest into shares of common stock.

We are struggling to continue operations as a “going concern.” We hope to obtain significant revenues from future product sales. In the absence of significant sales and profits, we will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, there is substantial doubt about our ability to continue operations.

To realize our business plan during the next twelve months, our main focus will be the September 2011 acquisition of the assets and intellectual property (IP) of Type2 Defense from a Texas based sole proprietorship through issuance of 20,000,0000 shares of Company’s common stock.  Type2 Defense is a functional beverage marketed to diabetics.  The shares are valued at $200,000 or $0.01 per share based on the closing price of the Company’s common stock in October 2011.  The agreement also includes the issuance of 10,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 10,000,000 shares of Company’s common stock upon acquiring 1500 customers.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4.

Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

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

We do not believe that this weakness has had any impact on our financial reporting and the control environment. Our management does not have any current plans to remediate the weakness as we believe in order to remediate the weakness; we will need to raise capital hire additional accounting personal. We believe the cost to hire additional accounting personal will be approximately $30,000 per year.

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

(c)Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During October 2011, the Company sold 770,000 shares of the Company’s unregistered common stock to a former consultant for $10,000 or $0.013 per share.

●	the sale was made to a sophisticated or accredited investor, as defined in Rule 502;
●
we  gave  the  purchaser  the  opportunity  to  ask  questions  and receive  answers  concerning  the terms and      conditions of the offering and to obtain  any  additional  information  which  we  possessed or could acquire without      unreasonable  effort or expense that is necessary to verify the accuracy of   information furnished;

●	at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and
●	neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders

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

Bio-Solutions Corp., a Nevada corporation

November 21, 2011	By:	/s/ Gilles Chaumillon
Gilles Chaumillon Chief Executive Officer, President and a Director (Principal Executive Officer)

November 21, 2011	By:	/s/ William J Gallagher
William J Gallagher Chief Financial Officer and a Director (Principal Financial and Accounting Officer)