Form 10-K
period 2011-12-31
Bio-Solutions Corp.
filed 2012-05-31
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

X Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934
For the transition period from N/A to N/A

Commission File Number: 000-53545

Bio-Solutions Corp.
 (Name of small business issuer specified in its charter)

Nevada	98-0557171
State of incorporation	I.R.S. Employer Identification No.

14517, Joseph Marc Vermette,
Mirabel (Québec), Canada J7J1X2
(Address of principal executive offices)

(514) 686-2611
(Issuer’s telephone number)
Securities registered under Section 12 (b) of the Exchange Act:
None

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, $0.001 par value per share.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by checkmark whether the  registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such sorter period that the Registrant was required to submit and post such files.  Yes o No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes o No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $121,000 Such aggregate market value was computed by reference to the closing price of the Common Stock on June 30, 2011. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors, executive officers and a former executive officer.

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

[ ] Yes [ ] No

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

As of May 31, 2012, there were 67,190,397 shares of the issuer's $.001 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to the security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or(c) under the Securities Act of 1933.

None.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Company” are to Bio-Solutions Corp., a Nevada corporation.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

The Company’s financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Bio-Solutions, Corp.
Annual Report on Form 10-K

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

Item 1. Description of Business.

Our Background. We were incorporated under the laws of the State of Nevada on March 27, 2007.  We are an emerging growth company.

Our Business. The Company was a manufacturer of a pre-mix for chicken integrators called Nutra-Animal, a pre-mix anti-oxidant containing wheat middlings, vitamin E, calcium carbonate, silicone dioxyde, shrimp flour, sodium selenite and fish oil.  The Company was also a distributor of  GreenEx ™ in Africa. GreenEx ™ is a biological larvicide produced from a strain of Bacillus thuringiensis subspecies israelensis (Bti), a naturally occurring bacterium that produces a crystalline protein toxin (cystal) toxic for mosquitoes, vectors of Malaria. GreenEx ™ formulations are produced in the United States to strict manufacturing specifications, ensuring that the products are of high quality and without any harmful contaminants.   We were not successful in this business endeavor.

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type 2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics.  With the acquisition of Type 2 Defense we abandoned our former operations and now focus s exclusively on the Type 2 Defense product.  Since we abandoned our former operations, we wrote off any inventories attributable to our former operations.

THE BUSINESS:

Type2 Defense

Type2 Defense™ (the “Product” or the “Supplement”) is a glucose control dietary supplement powder formulated to support healthy glucose levels in addition to maintaining healthy blood pressure. Packaged with 30 packets to a box, the product powder drink mix delivery system has been developed to support healthy glucose levels for type 2 diabetics and pre-diabetics.  The product is also effective in controlling hypertension and has strong antioxidant powers.

We intend to sell and market the Product on the Internet.   The target market is type 2 and pre-diabetics.  The Product is delivered in 10 gram plastic packets (i.e. Emergent- C) conveniently packaged in a box of 30 servings. The targeted market is heath conscious individuals that have been diagnosed as Type II diabetics or individuals who are concerned with pre-diabetic symptoms.

We believe that there is a growing market place that lacks adequate healthy tools to maintain healthy blood glucose levels. Type2 Defense is a powder blend of natural ingredients that has been developed to maintain healthy blood glucose levels. The Type2 Defense powder blend is a flavorful supplement when mixed with water becomes an effective vehicle that encourages its target market with a convenient and all natural pure health beverage containing green tea blended with cinnamon and blueberry flavoring along with Type2 Defense proprietary blend.  The Product’s goal is to provide a safe and natural supplement that will assist in the stabilization of healthy glucose levels along with providing strong antioxidants.

TYPE II and PRE-DIABETIES Market:

Expanding waistlines, poor diet and an overall lack of exercise are all contributing factors to diabetes.   Medical reports speak in alarming tones about the increased frequency of overweight children being diagnosed with juvenile diabetes along with the increased diagnosis of elderly and adult onset diabetes. The American culture of little exercise and unhealthy eating choices have led the medical industry down the path of the American Diabetes epidemic. Studies show that the diabetes epidemic will only get worse. A projected 1.6 million Americans will be diagnosed with diabetes every year. While diabetes awareness is catching on, diabetes is a real danger to the general health populace and fiscal economics of this country.

The reality is that many people are pre-diabetic before they acquire Type I or Type II diabetes. Most doctors are not trained to prevent diabetes but only treat it once the symptoms of diabetes have taken effect. Treatment involves lifestyle changes, such as daily exercise and healthful eating, oral medications and sometimes insulin. Also, multiple daily blood testing with meters and test strips to monitor sugar levels are required, along with doctor-supervised tests to measure blood-sugar control.

The costs associated with diabetes are overwhelming. Diabetes can seriously devastate the average Americans budget, especially for those individuals who do not have medical insurance. Doctors’ visits, insulin, oral medication, test strips, syringes, all add up to thousands of dollars per year. The long term health costs are even more devastating. Over time diabetes will create nerve damage that will accelerate many common deadly health conditions leading to higher medical cost and a lower quality of life. Such changes include but are not limited to heart attack, stroke, and decreased circulation. Untreated diabetes will lead to a litany of deadly medical conditions.

The Centers for Disease Control and Prevention predicts that one of every three babies who were born in 2000 will develop diabetes. The CDC also claims 41 million people have blood-sugar levels that are higher than normal but not quite high enough to be called diabetes. This condition is called pre-diabetes, and it also raises the risk of diabetes, stroke and heart disease.

Marketing Strategies and Web Site

The Company’s business plan calls for hiring a nutritional spokesperson and or diabetic celebrity to be prominently featured on its website.  Marketing Type2 Defense will be a web based with a strong social marketing focus.

Educational material regarding diabetes and links to popular sites will provide a content rich site.  Health and fitness will be the main model of the website.

Internet ad click-throughs will lead prospective customers directly to our home page. The home page and other pages will be available for shoppers to peruse and satisfy curiosity.   We anticipate that our web page will be fully operational within the next two months at which time we intend to sell Market Type2 Defense.

Leads driven to the Type2 Defense order page will see an offer for a one month free trial with paid shipping.  Acceptance of the free offer will enroll the customer for monthly auto-ship program of one box per month with a 12 month minimum order which will be charged monthly to the customer’s credit card.   Repeat customers on automatic monthly shipping schedules charged to credit cards will be the key to a steady flow of cash receipts.

Customers will have the opportunity to cancel memberships at any time after the first month’s free sample and purchase of one case.

We anticipate that most of our sales will be one box of 30 packets on auto-ship programs. We anticipate that the product will be shipped from a distribution facility and fulfillment service.  Subject to changes in the market and our production costs we anticipate selling the Product for $42.00 per box.

We anticipate that our project will be produced by SciLabs, Inc.  If SciLabs cannot fulfill our orders, we believe that there are several other manufacturers who can meet our exacting production standards.  We intend to utilize third party providers to handle order fulfillment.

Government Regulation

The manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our Type2 Defense will be subject to regulation by one or more federal agencies.  The most active regulation has been administered by The Food and Drug Administration (hereinafter the "FDA") which will regulate our Product. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, food supplements, over-the-counter drugs and prescription drugs, medical devices and cosmetics. In addition, the Federal  Trade  Commission  (hereinafter the "FTC") has overlapping jurisdiction with  the  FDA  to  regulate  the labeling, promotion and advertising of dietary supplements,  over  the  counter  drugs,  cosmetics  and  foods.

Dietary  supplement companies are authorized to make substantiated statements of nutritional  support  and,  subject  to  several possible limitations, to market manufacture-substantiated-as-safe  dietary  supplement  products  without  FDA pre-clearance.  Failure to comply with applicable FDA requirements can result in sanctions being imposed on the Company or the manufacturers of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution.

As for labeling, DSHEA permits "statements of nutritional support" for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). A company making a statement of nutritional support must possess substantiating evidence for the statement, and, for such statements that are not about the effects on the body as a result of a dietary supplement used as a tool for its nutritive value and are not otherwise "health claims," disclose on the label that the FDA has not reviewed that statement and that the product is not intended for use for a disease, and notify the FDA of the statement within thirty (30) days after its initial use.

The  FTC  is  authorized  to  use  a  variety  of  processes  and  remedies  for enforcement,  both administratively and judicially including compulsory process, cease  and  desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. State and local authorities can also regulate advertising and labeling for dietary supplements and conventional foods. There can  be  no  assurance  that  state  and  local  authorities  will  not commence regulatory  action  that  could  restrict  the  permissible scope of our product claims.

Intellectual Property. Our intellectual property consists solely of the Type2 Defense formula acquired on September 26, 2011.  We have filed an application with the United States Patent and Trademark Office for Type2 Defense.

Employees.  We have two full-time employees neither of whom is receiving compensation.  We will need to hire additional employees as we expand our business operations.  We may also outsource services to third party providers and hire consultants to support our expansion and business development.

Facilities. Our executive, administrative and operating offices are located at 14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2. Roger Corriveau, our former president, chief executive officer and director, provides approximately 400 square feet of office and warehouse space.  This office space has been sufficient for our current operations.  We do not believe that there will be any difficulty in obtaining additional office at competitive prices when necessary.

Item 1A.  Risk Factors:

RISK FACTORS ASSOCIATED WITH OUR NEW BUSINESS MODEL

            An investment in our common stock involves a high degree of risk. You should carefully consider the risk factors described below together with all of the other information contained herein.  Each of these risks could have a material adverse effect on our business, operating results, financial condition and/or growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.  If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected.  In such case, the trading price of our common stock could decline and shareholders could lose all or part of their investment

Risks Related to our Business:

We have never marketed a glucose control dietary supplement.

We intend to rely on a number of marketing and sales methods.  Our primary focus will be Internet advertising.  There can be no assurance that we will be able to launch a successful marketing campaign or that consumers will purchase our product. Our new management team has never sold products similar to the Type2 Defense.

We may not be successful with our product launch.

There is no assurance that we will be able to generate sufficient revenues to achieve profitability.   We anticipate that we will continue to generate operating losses and negative cash flow from operations at least through the end of 2012 or longer.  We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected and we may be unable to satisfy the terms and conditions of outstanding  debentures or continue operations.

We have not implemented our marketing program.

We have not yet implemented our Type2 Defense marketing program. Our website is in the final developmental stages.  Our officers have limited experience in the sales and marketing of this type of product.    There can be no assurance that once our website becomes fully operational, revenues will be sufficient to support our ongoing operations or hire and retain qualified consultants to support our marketing program.

 Our success will depend on external factors in the diabetic and nutritional supplement industries.

Type2 Defense will compete against more traditional medical treatments involve a substantial degree of risk.  Consumer receptiveness to Type2 Defense is unpredictable.  The commercial success of a Type2 Defense also depends upon:

•	the quality and acceptance of other competing brands and products;
•	creating brand awareness;
•	critical reviews;
•	the availability of alternatives;
•	general economic conditions; and
•	other tangible and intangible factors.

Each of these factors is subject to change and cannot be predicted with certainty.

We may be exposed to product liability and recall claims.

We, like any other retailer, distributor and manufacturer of products that are designed to be ingested, face an inherent risk of exposure to product liability or product recall claims in the event that the use of our products results in injury.  Such claims may include, among others, that our products contain contaminants or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. We currently do not carry product liability insurance.  If there are product liability claims, it is unlikely that we will be able satisfy these claims and as a result, we may be forced to terminate operations.

The scientific support for our products is subject to uncertainty.

Our research, scientific knowledge and clinical testing supporting the medicinal benefits of Type2 Defense is an essential element of our ability to legally market our products.  We believe that are clinical trials are sound and that we have a reasonable basis to rely on them in marketing the product.   There is, however, the risk that new or undiscovered information may become available that may undermine or refute our scientific support.  A reduction in the credibility of our scientific support for the medicinal benefits of our products could have a material adverse effect on our operations and financial conditions.

We will be in competition with companies that are larger, more established and better capitalized than we are.

The medical supplement industry, as well as dietary supplements in general, are highly competitive, rapidly evolving and subject to constant change.   We expect that if our products establish a market niche, competition will arise from a variety of sources, from large Fortune 500 companies and to the myriad of other smaller national and regional nutraceutical companies.

Many of our potential competitors have:
•	greater financial, technical, personnel, promotional and marketing resources;
•	longer operating histories;
•	greater name recognition; and
•	larger consumer bases than us.

We believe that existing industry competitors are likely to continue to expand their product offerings. Moreover, because there are few, if any, substantial barriers to entry, we expect that new competitors are likely to offer similar products designed to treat diabetes.  We cannot be certain that we will be able to compete successfully in this extremely competitive market.

Uncertain and Costly Compliance with Government Regulation.

The manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of Type2 Defense will be subject to regulation by one or more federal agencies.  The most active regulation has been administered by The Food and Drug Administration (hereinafter the "FDA") which regulates our products pursuant to the Federal Food, Drug and Cosmetic Act (hereinafter the "FDCA") and regulations promulgated thereunder.  In particular, the FDA regulates the safety, manufacturing, labeling and distribution of nutritional and medical supplements.  In addition, the Federal Trade Commission (hereinafter the "FTC") has overlapping jurisdiction with the FDA to regulate the labeling, promotion and advertising of dietary supplements, over the counter drugs, cosmetics and foods.

Compliance with applicable FDA and any state or local statute is critical.  Although we believe that we will be in compliance with applicable statutes, there can be no assurance that, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations, we would be able to comply with these new guidelines.  We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future.  These regulations could, however, require the reformation of Type2 Defense or market withdrawal.

Unauthorized use of our intellectual property may affect our market share and profitability.

We do not have a registered trademark.  We intend to apply for a trademark with the U.S. Patent and Trademark Office to protect our rights to use the name Type2 Defense as a nutritional supplement and to protect certain of our proprietary product formulations.  We believe that our trademark application will be meritorious, but we can make no assurance that our applications may be not be materially limited or modified or denied in whole or in part in the course of their prosecution before the Patent and Trademark Office.

We will continue to try to protect intellectual property rights to our products through available copyright and trademark laws.   Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain jurisdictions.  We may distribute our products in some jurisdictions in which there is no copyright or trademark protection.  As a result, it may be possible for unauthorized third parties to distribute products that infringe on our proprietary rights.  We will rely on our trademarks, trade secrets, know-how and continuing technological advancement to establish a competitive position in the marketplace.  Despite our precautions, there can be no assurance that we will be able to adequately protect our intellectual property from competitors in the future.  In addition, litigation may be necessary in the future to:

•	enforce intellectual property rights;
•	protect our trade secrets;
•	determine the validity and scope of the rights of others; or
•	defend against claims of infringement or invalidity.

Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, operating results or financial condition.  Further we may not have the financial resources available to protect our intellectual property.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

From time to time, we may receive notice that others have infringed on our proprietary rights or that we have infringed on the intellectual property rights of others. There can be no assurance that infringement or invalidity claims will not materially adversely affect our business, financial condition or results of operations. Regardless of the validity or the success of the assertion of claims, we could incur significant costs and diversion of resources in protecting or defending against claims, which could have a material adverse effect on our business, financial condition or results of operations.

We will need to raise additional capital to market our products and expand our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

Launching our Product will require additional capital. There is no commitment in place to secure this additional financing. Any equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants. The Company will be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if the Company is unable to acquire additional capital or is required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on its financial condition and you will lose your investment.

We have a limited operating history upon which an evaluation of our prospects can be made.

We have no experience in selling the Type 2 Defense diabetic treatment program.   Our lack of operating history in this field makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

Because we are a development stage, we have limited revenues to sustain our operations

We are a development stage company that is currently developing our business. To date, we have not generated any revenues from operations. . The success of our business operations will depend on our ability to obtain clients and provide quality products to those clients. We are not able to predict if we will be able to develop our business and generate significant revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

We have incurred a net loss for the year ended December 31, 2011, and expect to incur net losses for the foreseeable future.

As of December 31, 2011, our net loss for the year ended December 31, 2011 was $899,186. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations in which case operations may terminate.

Our products and processes can expose us to product liability claims

Product liability claims or product recalls can adversely affect our business reputation and expose us to increased scrutiny by governmental regulators. The packaging, marketing and distribution of Type2Defense involve an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of our Product causes injury, illness or death.   We could be required to recall our Product in the event of contamination or damage to the products. In addition to the risks of product liability or product recall due to deficiencies caused by our production or processing operations, we may encounter the same risks if any third party tampers with our Product. We cannot assure you that we will not be required to perform product recalls, or that product liability claims will not be asserted against us, in the future. Any claims that may be made may create adverse publicity that would negatively affect our ability to market our products successfully.

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

Our executive officers, board of directors and key employees are crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.

Our success will depend upon a number of key management, sales, technical and other critical personnel. The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including our inability or limited success in locating new sites, effectiveness of sales efforts, quality of customer service, and completion of our initiatives, including growth plans and the results of our operations. Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations

We depend on the efforts and abilities of our management to continue operations.

We are reliant on management to implement our business strategy.  The demand on their time will increase because of our status as a public company. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained. We cannot guarantee that our management will remain with us.

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

Risks Related to Owning Our Common Stock

Our officers, directors and principal shareholders own approximately 23% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, director and principal shareholders beneficially own, in the aggregate, approximately 23% of our outstanding shares of common stock. Such concentrated control of the company may negatively affect the price of our common stock. Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

Shares of our common stock may continue to be subject to price volatility and illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange.

While we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on a national securities exchange. Our shares are currently only eligible for quotation on the Over-The-Counter Pink Sheets, which is not an exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

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

Our common stock is subject to penny stock regulations which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules; deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property

As of December 31, 2011, we held no real property. We do not presently own any interests in real estate.

Facilities

Our executive, administrative and operating offices are located at 14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J 1X2 for $350 CAD per month.  There is no lease agreement and the Company is paying rent on a month to month basis. Roger Corriveau, formerly our president, chief executive officer and a director, provides approximately 400 square feet of office and warehouse space.

Item 3.  Legal Proceedings

None.

Item 4. Mine Safety Disclosure

Not applicable

PART II

ITEM 5. - Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

A. Market Information

The Company’s Common Stock is currently quoted for sale on Pink Sheets of the National Quotation Service under the symbol BISU. The high and low closing prices of the Company’s common stock since January 1, 2010 are set forth below. These closing prices do not reflect retail mark-up, markdown or commissions.

	High Bid	Low Bid

2012
First Quarter	$0.06	$0.01

2011
First Quarter	$0.07	$0.03
Second Quarter	$0.08	$0.02
Third Quarter	$0.05	$0.01
Fourth Quarter	$0.02	$0.01

2010
First Quarter	$0.43	$0.18
Second Quarter	$0.27	$0.08
Third Quarter	$0.10	$0.03
Fourth Quarter	$0.08	$0.03

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

Holders.

As of May 26, 2012 there were approximately 120 record holders of our common stock.

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

Equity Compensation Plan.

We are authorized to issue 20 million shares of our common stock pursuant to our 2011 Incentive and Equity Compensation Plan (the “Plan”).

To date, we have issued 15,470,000 under this plan.

The purpose of the Plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to attract, retain and reward directors, employees and consultants (collectively, “Participants”) and strengthen the mutuality of interests between such persons and the Company’s stockholders.

Awards

Pursuant to the Plan, the Company may issue non-qualified stock options (“Non-Qualified Stock Options”), incentive stock options (“Incentive Stock Options”, together with Non-Qualified Stock Options referred to herein as “Stock Options”), stock appreciation rights (“Stock Appreciation Rights”), restricted stock (“Restricted Stock”) and registered stock (“Registered Stock”), (collectively, the “Awards”) to eligible Participants.

All employees of and consultants to the Company and its affiliates are eligible to be granted Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock and Registered Stock. All employees and directors of the Company and its affiliates are eligible to be granted Incentive Stock Options.

The aggregate number of shares of Common Stock which may be issued under the Plan with respect to which Awards may be granted shall not exceed 20 million shares of common stock.

If any Stock Option or Stock Appreciation Right granted under the Plan expires, terminates or is cancelled for any reason without having been exercised in full or, with respect to Stock Options, the Company repurchases any Stock Option, the number of shares of Common Stock underlying the repurchased Stock Option, and/or the number of shares of Common Stock underlying any unexercised Stock Appreciation Right or Stock Option shall again be available for the purposes of Awards under the Plan.

Administration

The Plan is administered and interpreted by a Committee (“Committee”) appointed by the Board of Directors, or if no Committee, by the Board of Directors. The Committee has full authority, among other things, to: (a) select the eligible employees and consultants to whom Stock Options, Stock Appreciation Rights, Restricted Stock or Registered Stock may from time to time be granted; (b) determine, in accordance with the terms of the Plan, the number of shares of Common Stock to be covered by each Award to an eligible employee or consultant granted; and (c) determine the terms and conditions of any Award granted hereunder, including, but not limited to, the exercise or purchase price (if any), any restriction or limitation, any vesting schedule or acceleration thereof, or any forfeiture restrictions or waiver thereof, regarding any Stock Option or other Award, and the Common Stock relating thereto, based on such factors, if any, as the Committee shall determine, in its sole discretion.

Stock Options

The option price per Common Stock purchasable under an Incentive Stock Option shall not be less than 100% of the fair market value of the Common Stock at the time of grant. For the purposes of the Plan, the “fair market value” means: (i) if the Common Stock is listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq SmallCap Market, the last sale price of the Common Stock in the principal trading market for the Common Stock on such date; (ii) if the Common Stock is not listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq SmallCap Market, but is traded in the over-the-counter market, the closing bid price for the Common Stock on such date, as reported by the OTC Bulletin Board or the National Quotation Bureau, Incorporated or similar publisher of such quotations; and (iii) if the fair market value of the Common Stock cannot be otherwise determined, such price as the Committee shall determine, in good faith, based on reasonable methods set forth under Section 422 of the Code.

The purchase price of shares of Common Stock subject to a Non-Qualified Stock Option shall be determined by the Committee.

The term of each Stock Option shall be fixed by the Committee, but no Stock Option shall be exercisable more than ten (10) years after the date the Stock Option is granted.

Stock Awards

Shares of Restricted Stock or Registered Stock may be issued to eligible employees or consultants either alone or in addition to other Awards granted under the Plan. The Committee shall determine the eligible persons to whom, and the time or times at which, grants of Restricted Stock or Registered Stock will be made, the number of shares to be awarded, the price (if any) to be paid by the recipient, the time or times within which such Awards may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the Awards. The purchase price of Restricted Stock shall be fixed by the Committee. The purchase price for shares of Restricted Stock may be zero to the extent permitted by applicable law. The Participant shall not be permitted to transfer shares of Restricted Stock awarded under the Plan during a period set by the Committee.

Tandem Stock Appreciation Rights

Stock Appreciation Rights may be granted in conjunction with all or part of any Stock Option (a “Reference Stock Option”) granted under the Plan (“Tandem Stock Appreciation Rights”). In the case of a Non-Qualified Stock Option, such rights may be granted either at or after the time of the grant of such Reference Stock Option. In the case of an Incentive Stock Option, such rights may be granted only at the time of the grant of such Reference Stock Option.

A Tandem Stock Appreciation Right or applicable portion thereof granted with respect to a Reference Stock Option shall terminate and no longer be exercisable upon the termination or exercise of the Reference Stock Option, except that, unless otherwise determined by the Committee, in its sole discretion, at the time of grant, a Tandem Stock Appreciation Right granted with respect to less than the full number of shares covered by the Reference Stock Option shall not be reduced until and then only to the extent the exercise or termination of the Reference Stock Option causes the number of shares covered by the Tandem Stock Appreciation Right to exceed the number of shares remaining available and unexercised under the Reference Stock Option.
Upon the exercise of a Tandem Stock Appreciation Right, a Participant shall be entitled to receive up to, but no more than, an amount in cash and/or Common Stock equal in value to the excess of the fair market value of one share of Common Stock over the option price per share specified in the Reference Stock Option multiplied by the number of shares in respect of which the Tandem Stock Appreciation Right shall have been exercised, with the Committee having the right to determine the form of payment.

Non-Tandem Stock Appreciation Rights

Stock Appreciation Rights may also be granted without reference to any Stock Options granted under the Plan (“Non-Tandem Stock Appreciation Rights”). The term of each Non-Tandem Stock Appreciation Right shall be fixed by the Committee, but shall not be greater than ten (10) years after the date the right is granted.

Non-Tandem Stock Appreciation Rights shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Committee at grant. Subject to such terms and conditions, Non-Tandem Stock Appreciation Rights may be exercised in whole or in part at any time during the option term, by giving written notice of exercise to the Company specifying the number of Non-Tandem Stock Appreciation Rights to be exercised.

Upon the exercise of a Non-Tandem Stock Appreciation Right, a Participant shall be entitled to receive, for each right exercised, up to, but no more than, an amount in cash and/or Common Stock equal in value to the excess of the fair market value of one share of Common Stock on the date the right is exercised over the fair market value of one (1) share of Common Stock on the date the right was awarded to the Participant.

Transfer of Awards

No Stock Option or Stock Appreciation Right granted shall be transferable by the Participant otherwise than by will or by the laws of descent and distribution. All Stock Options and all Stock Appreciation Rights granted to Participants shall be exercisable, during the Participant’s lifetime, only by the Participant. Tandem Stock Appreciation Rights shall be transferable, to the extent permitted, only with the underlying Stock Option. Shares of Restricted Stock may not be transferred prior to the date on which shares are issued, or, if later, the date on which any applicable restriction period lapses.

Termination of Employment

Generally, unless otherwise determined by the Committee at grant, if a Participant is terminated for cause, any Stock Option held by such Participant shall thereupon terminate and expire as of the date of termination. Unless otherwise determined by the Committee at grant, any Stock Option held by a Participant:

i.
on death or termination of employment or consultancy by reason of disability or retirement may be exercised, to the extent exercisable at the Participant’s death or termination, by the legal representative of the estate or Participant as the case may be, at any time within a period of one (1) year from the date of such death or termination;

ii.
on termination of employment or consultancy by involuntary termination without cause or for good reason may be exercised, by the Participant at any time within a period of ninety (90) days from the date of such termination; or

iii.
on termination of employment or consultancy by voluntary termination but without good reason and occurs prior to, or more than ninety (90) days after, the occurrence of an event which would be grounds for termination by the Company for cause, any Stock Option held by such Participant may be exercised, to the extent exercisable at termination, by the Participant at any time within a period of thirty (30) days from the date of such termination,

iv.	but in no event beyond the expiration of the stated term of such Stock Option.

Amendments to the Plan

The Board may at any time amend, in whole or in part, any or all of the provisions of the Plan, or suspend or terminate the Plan entirely. Provided, however, that, unless otherwise required by law or specifically provided in the Plan, the rights of a Participant with respect to Awards granted prior to such amendment, suspension or termination, may not be impaired without the consent of such Participant and, provided further, without the approval of the stockholders of the Company, if and to the extent required by the applicable provisions of Rule 16b-3 of the 1934 Act or, if and to the extent required, under the applicable provisions of the Code, no  amendment may be made which would, among other things: increase the aggregate number of shares of Common Stock that may be issued under the Plan; change the classification of Participants eligible to receive Awards under the Plan; decrease the minimum option price of any Stock Option; extend the maximum option period; change any rights under the Plan with regard to non-employee directors; or require stockholder approval in order for the Plan to continue to comply with the applicable provisions.

Recent Sales of Unregistered Securities.

During the fiscal year ended December 31, 2011 we issued a total of 31,889,139 shares of our unregistered shares of our common stock.

(a)	During April 2011, the Company issued 571,428 unregistered shares of the Company’s common stock to two consultants for services to the Company. The Shares were valued from $0.07 from $0.08 per share.
(b)	During April 2011, a related party was issued 500,000 unregistered shares of the Company’s common stock for administrative services compensation. These shares were valued at $0.08 per share.
(c)	During May 2011, the Company issued 839,951 unregistered shares of the Company’s common stock to settle two accounts payable. These shares were valued at $0.03 per share.
(d)	During May 2011, the Company sold 383,160 unregistered shares of the Company’s common stock for working capital. These shares were valued at $0.03 per share.
(e)	During July 2011, a director was issued 250,000 unregistered shares of the Company’s common stock for director compensation. These shares were valued at $0.04 per share.
(f)	During September 2011, the Company issued 1,000,000 unregistered shares of the Company’s common stock to an officer as partial settlement of salary. These shares were valued at $0.103 per share.
(g)
During September 2011, the Company issued 2,324,600 unregistered shares of the Company’s common stock to settle three notes payable and related accrued interest. These shares were valued from $0.094 to at $0.118 per share.

(h)	During October 2011, the Company issued 20,000,000 unregistered shares of the Company’s common stock for the acquisition of the Type 2 Defense product. These shares were valued at $0.01 per share.
(i)	During October 2011, the Company issued 770,000 unregistered shares of the Company’s common stock to settle accounts payable. These shares were valued at $0.013 per share.
(j)	During November 2011, the Company issued 600,000 unregistered shares of the Company’s common stock for the acquisition of the Type 2 Defense product. These shares were valued at $0.011 per share.
(k)	During December 2011, the Company issued 3,000,000 unregistered shares of the Company’s common stock to settle a note payable. These shares were valued at $0.003 per share.
(l)
During September and December 2011, three consultants earned 1,650,000 unregistered shares of the Company’s common stock for services to the Company. These shares were valued from $0.01 to $0.06 per share and were issued on February 22, 2012.

With respect to the sale of all securities:

•	the sale was made to a sophisticated or accredited investor, as defined in Rule 502;

•
we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without

•	unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

•	at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and

•	neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising;

Use of Proceeds of Registered Securities.

The proceeds from the sales the Company’s unregistered common stock amounted to $11,340 during the year ended December 31, 2011.  These proceeds were used for working capital.

Penny Stock Regulation.

Shares of our common stock are and will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules; deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction:

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

For the year ended December 31, 2011.

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type 2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics.

In October 2011, the Company abandoned its former operations to focus solely on the Type 2 Defense product.  All inventories from the former products were written off as of October 1, 2011.

Our current operations and plans for the remainder of our fiscal year ended December 31, 2012.

We have finalized our formulations and are in the final stages of launching our website.   With the launch of our website, we expect to generate sales by the fiscal quarter ended September 30, 2012.  Fulfillment will be handled by a third party fulfillment house.   We will most likely require additional working capital to fully implement our business plan for 2012.  We have no commitment for additional funding.

Results of Operations.

Results of operations for the year ended December 31, 2011 compared to year ended December 31, 2010

Revenues.

We had no revenues for the year ended December 31, 2011 as compared to revenues of $2,406 for the year ended December 31, 2010. The Company’s focus for 2012 will be the launch of the Type 2 Defense dietary supplement. .

Cost of Revenues.

For the year ended December 31, 2011, we had no cost of revenues compared to $3,353 for the year ended December 31, 2010.

Operating Expenses.

 For the year ended December 31, 2011, we had total operating expenses of $888,812. This included professional fees of $788,855, general and administrative expenses of $14,669 and amortization expense and impairment totaling $85,288. For the year ended December 31, 2010, we had total operating expenses of $613,902. This included professional fees of $490,664, general and administrative expenses of $39,730 and amortization expense and impairment totaling $83,508. The 45% increase over the year ended December 31, 2010 is primarily attributable to stock based compensation for professional fees.

Net Income or Loss.

For the year ended December 31, 2011, we had a net loss of $899,186 and a net loss per share of $(0.02). In comparison, for the year ended December 31, 2010 we had a net loss of $632,742, and a net loss per share of $(0.03) per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources.

At December 31, 2011, our current assets totaled $27,082 consisting of $82 in cash and $27,000 in prepaid expenses. At December 31, 2011, we had no accounts receivables and our other assets totaling $206,600 applicable to the Type 2 Defense intellectual property. Our total assets were $233,682. At December 31, 2010, our current assets totaled $87,791 consisting of $33 in cash and $87,758 in inventory. We had no accounts receivable or other assets. Our total assets were $87,791.

Our current liabilities at December 31, 2011 totaled $419,704 consisting of $296,429 in accounts payable and accrued expenses, $41,500 for stock to be issued, $19,666 in short term loans, $49,158 for short term loans from related parties and $8,200 in convertible short-term loans. An officer is due $4,751. Our current liabilities at December 31, 2010 totaled $682,364 consisting of $384,509 in accounts payable and accrued expenses, $243,770 in short term loans and $49,227 for short term loans from related parties. An officer is due $4,858.

We had a working capital deficit in both 2011 and 2010. Unless we secure additional funding, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.

At December 31, 2011 and 2010, we had no other liabilities and no long term commitments or contingencies.

During 2012, we expect to expand our business with Type2 Defense product.  The legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our auditors have questioned our ability to continue operations as a “going concern”. We hope to obtain significant revenues from future product sales. In the absence of significant sales and profits, we will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Our Plan of Operation for the Next Twelve Months.

Our business strategy for the e next twelve months will be to implement on-line sales of our Type2 Defense product.

At December 31, 2011 we had nominal cash which will not be sufficient to satisfy our working capital requirements for the next twelve months.  We cannot forecast with any degree of certainty anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties which we are unable to predict and actual results could fail.  We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues we may cease operations in which case you will lose your investment.

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

There can be no assurance that we will be able to secure additional debt or equity financing and if available, will be offered on terms acceptable to the Company.

Even assuming that we secure adequate financing, there can be no assurance that we will be profitable at any time in the future.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements

The financial statements required by Item 8 are presented in the following order:

BIO-SOLUTIONS CORP.
(a Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Report of Independent Registered Public Accounting Firm Balance Sheets as of December 31, 2011 and 2010

Statements of Operations and Accumulated Other Comprehensive Loss for the Years Ended December 31, 2011 and 2010 and Development Stage from October 1, 2011 to December 31, 2011

Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2011 and 2010 and Development Stage from October 1, 2011 to December 31, 2011

Statements of Cash Flows For the Years Ended December 31, 2011 and 2010 and Development Stage from October 1, 2011 to December 31, 2011 Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Directors of
Bio-Solutions Corp.

We have audited the accompanying balance sheets of Bio-Solutions Corp. (the "Company") as of December 31, 2011 and 2010, and the related statements of operations and accumulated other comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Solutions Corp. as of December 31, 2011 and 2010, and the results of its statements of operations and accumulated other comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011 and 2010 in conformity with U.S. generally accepted accounting principles.

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

/s/KBL, LLP

New York, NY
MAY 30, 2012

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
IN US$

ASSETS	DECEMBER 31,	DECEMBER 31,
	2011	2010
CURRENT ASSETS
Cash	$82	$33
Inventory	-	87,758
Prepaid expenses	27,000	-
Total current assets	27,082	87,791

Other Asset
Intellectual Property	206,600

TOTAL ASSETS	$233,682	$87,791

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$296,429	$384,509
Liability for stock to be issued	41,500	-
Short - term loans	19,666	243,770
Short - term loans - related party	49,158	49,227
Short - term loans - convertible	8,200	-
Due to officer	4,751	4,858
Total current liabilities	419,704	682,364

TOTAL LIABILITIES	419,704	682,364

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 90,000,000 shares authorized,
65,440,397 and 19,731,258 shares issued and outstanding as of
December 31, 2011 and December 31, 2010, respectively	65,440	19,731
Additional paid in capital	2,861,253	1,598,026
Accumulated deficit	(2,873,925)	(2,144,311)
Deficit accumulated during the development stage	(169,572)	-
Accumulated other comprehensive loss	(69,218)	(68,019)
Total stockholders' equity (deficit)	(186,022)	(594,573)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$233,682	$87,791

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH DECEMBER 31, 2011
IN US$

			DEVELOPMENT STAGE
			PERIOD FROM
	YEAR ENDED	YEAR ENDED	OCTOBER 1, 2011 to
	DECEMBER 31, 2011	DECEMBER 31, 2010	DECEMBER 31, 2011

REVENUE	$-	$2,406	$-

COST OF REVENUES
Beginning inventory	87,758	82,205	-
Purchases/Write-off of obsolete inventory	(87,758)	8,906	3,632
Ending inventory	-	(87,758)	-
Total Cost of Revenues	-	3,353	3,632

GROSS PROFIT (LOSS)	-	(947)	(3,632)

OPERATING EXPENSES
Professional fees and wages	788,855	490,664	81,626
Amortization expense and impairment	85,288	83,508	85,288
General and administrative	14,669	39,730	510
	888,812	613,902	167,424

NET LOSS BEFORE OTHER EXPENSE	(888,812)	(614,849)	(171,056)

OTHER EXPENSE
Interest expense	(10,374)	(17,893)	1,484
Total other expense	(10,374)	(17,893)	1,484

NET LOSS	$(899,186)	$(632,742)	$(169,572)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	36,262,003	18,247,696

NET LOSS PER SHARE	$(0.02)	$(0.03)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(899,186)	$(632,742)	$(169,572)
Currency translation losses	(1,199)	(26,758)	(6,518)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(900,385)	$(659,500)	$(176,090)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
IN US$

	Common Stock		Additional Paid-In	Accumulated	Accumulated Deficit During Development	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Stage	Loss	Total

Balance - December 31, 2009	16,589,258	$16,589	$1,235,118	$(1,511,569)	$-	$(41,261)	$(301,123)

Common shares issued for services	2,692,000	2,692	295,858				298,550
Common shares issued for settlement							-
of accounts payable	450,000	450	67,050				67,500
							-
Net loss for the year				(632,742)	-	(26,758)	(659,500)

Balance - December 31, 2010	19,731,258	19,731	1,598,026	(2,144,311)	-	(68,019)	(594,573)

Common shares issued for services	16,091,428	16,091	591,726				607,817
Common shares issued for settlement
of accounts payable	2,219,951	2,220	150,459				152,679
Common shares issued for settlement
of notes payable	2,644,600	2,645	234,107				236,752
Proceeds from issuance of common stock	383,160	383	11,097				11,480

Net loss for the year				(729,614)	-	5,319	(724,295)

Balance - September 30, 2011	41,070,397	41,070	2,585,414	(2,873,925)	-	(62,700)	(310,141)

Development Stage Period from
October 1, 2011 to December 31, 2011

Common shares issued for services	770,000	770	9,230				10,000
Common shares issued for settlement
of notes payable	3,000,000	3,000	6,861				9,861
Common shares issued for Type 2 Defense Acquisition	20,600,000	20,600	186,000				206,600
Conversion of accounts payable
to equity (Note 9)			73,748				73,748

Net loss for the year					(169,572)	(6,518)	(176,090)

Balance - December 31, 2011	65,440,397	$65,440	$2,861,253	$(2,873,925)	$(169,572)	$(69,218)	$(186,022)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH DECEMBER 31, 2011
IN US$

			DEVELOPMENT STAGE
			PERIOD FROM
	YEAR ENDED	YEAR ENDED	OCTOBER 1, 2011 THROUGH
	DECEMBER 31, 2011	DECEMBER 31, 2010	DECEMBER 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(899,186)	$(632,742)	$(169,572)

Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization expense - license	-	48,541	-
Impairment expense	85,288	34,967	85,288
Common stock issued for services	701,011	336,050	93,194
Change in assets and liabilities
(Increase) decrease in accounts receivable	-	2,011	-
(Increase) decrease in inventory	-	(897)	-
Increase (decrease) in accounts payable and accrued expenses	89,585	102,431	(13,908)
Total adjustments	875,884	523,103	164,574
Net cash (used in) operating activities	(23,302)	(109,639)	(4,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	11,480	-	-
Proceeds from short-term loans, net of repayments	(1,387)	114,678	(1,387)
Proceeds from short-term loans - related party, net of repayments	2,481	6,660	4,867
Proceeds from convertible notes payable, net of repayments	8,200	-	(1,750)
Net cash provided by financing activities	20,774	121,338	1,730

Effect of foreign currency	2,578	(11,670)	(578)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49	29	(3,847)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	33	4	3,929

CASH AND CASH EQUIVALENTS - END OF PERIOD	82	33	82

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	-	-	-
Income taxes	-	-	-

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of Notes Payable to common stock	246,613	30,000	9,861
Conversion of accounts payable to common stock	152,679	-	-
Acquisition of intellectual property of Type2 Defense for common shares	206,600	-	6,600
Conversion of accounts payable to equity (Note 9)	73,748	-	73,748

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

On March 27, 2007, Bio-Solutions Corp. (the “Company”) was incorporated in the State of Nevada.

The Company was a manufacturer of a pre-mix for chicken integrators called Nutra-Animal, a pre-mix anti-oxidant containing wheat middlings, vitamin E, calcium carbonate, silicone dioxyde, shrimp flour, sodium selenite and fish oil.  The Company is also the distributor of GreenEx ™ in Africa. GreenEx ™ is a biological larvicide produced from a strain of Bacillus thuringiensis subspecies israelensis (Bti), a naturally occurring bacterium that produces a crystalline protein toxin (cystal) toxic for mosquitoes, vectors of Malaria. GreenEx ™ formulations are produced in the United States to strict manufacturing specifications, ensuring that the products are of high quality and without any harmful contaminants.

On June 30, 2010, the board of directors approved the increase of the authorized shares of common stock from 75,000,000 to 90,000,000. In addition the board approved a 1.20 to 1 stock split. All shares have been reflected retroactively in accordance with SAB Topic 14C.

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics.

During October 2011, the Company decided to abandon the former operations to focus solely on the Type2 Defense product.  All inventories from the former products were written off as of October 1, 2011.  The Type 2 Defense product is currently under development with the initial shipment expected at the end of June 2012 or during the quarter ending September 30, 2012.

The Company has elected to enter the development stage on October 1, 2012 and expects to emerge from the development stage at the end of June 2012 or during the quarter ending September 30, 2012.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $3,043,497 since inception, of which $169,572 are deficits accumulated during the development stage, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates that they will need a $450,000 capital infusion will be required to continue operations through the end of 2012.  Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officers and directors may need to contribute funds to sustain operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage

The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”.

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type 2 Defense. During October 2011, the Company abandoned its former operations to focus solely on the Type 2 Defense product.  All inventories from the former products were written off as of October 1, 2011.

The Company’s primary activities since October 1, 2011 have been performing business, strategic and financial planning, enhancing the Type2 Defense formula and securing capital for ongoing operations.

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

Currency Translation

The Company operates in Canada and the United States, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2011 and 2010, the Company recorded approximately $1,199 and $26,758 in translation losses, respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company maintains cash and cash equivalent balances at two financial institutions that are insured by the Federal Deposit Insurance Corporation.

Fixed Assets

Although the Company does not have any fixed assets at this point. Any fixed assets acquired in the future will be stated at cost, less accumulated depreciation. Depreciation will be provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred.

Recoverability of Long-Lived Assets

The Company reviews their long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell. During the years ended December 31, 2011 and 2010, respectively, the Company wrote off their  inventory for $85,288 and a license agreement for $83,508 that were deemed fully impaired.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts payable, accrued expenses, and accounts receivable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s revenues are generated through the manufacturing of their products. The Company ships their product to their suppliers. It is policy that the Company recognizes revenues upon placement of the purchase order. This is the time when the criteria established above has been determined to have been met. The Company primarily ships product the same day as the purchase order is received. The customer typically pays for product within a 30 day period; therefore management has determined no allowance is required as of December 31, 2011. The right of return does exist for a small period subsequent to sale. However, there have been no refunds since inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company has not issued any options or warrants to date.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of December 31, 2011, the Company had no inventory.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of December 31, 2011, no additional accrual for income taxes is necessary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001. On June 30, 2010, the authorized shares were increased to 90,000,000.

The Company issued 870,000 unregistered shares of the Company’s stock for the three months ended March 31, 2010 to various consultants (including 450,000 shares to the CEO under the employment agreement) at a value ranging between $0.17 and $0.23 per share or $186,250.

The Company issued 672,000 unregistered shares of the Company’s stock for the three months ended June 30, 2010 to various consultants at a value ranging between $0.125 and $0.275 per share or $64,800 and 240,000 shares of stock in satisfaction of accounts payable valued at $30,000 ($0.125 per share).

On June 30, 2010, the Company approved a 1.20 to 1 stock split that increased the common shares. The shares have been reflected retroactively herein under SAB Topic 14C.

The Company issued 750,000 unregistered shares of the Company’s stock for the three months ended September 30, 2010 to various consultants at a value ranging between $0.06 and $0.10 per share or $51,000.

The Company issued 850,000 unregistered shares of the Company’s stock for the three months ended December 31, 2010 to a consultant at a value of $0.04 per share or $34,000.

On March 27, 2011, the Company filed Form S-8 for our 2011 Stock Incentive and Equity Compensation Plan for 20,000,000 registered shares of the Company’s common stock. We issued 15,470,000 under this plan.

During April 2011, the Company issued 1,400,000 registered shares of the Company’s common stock to two consultants for investor relations and other services compensation. These shares were valued from $0.05 to $.055 per share or $74,617.

During April 2011, officers, directors and related parties were issued 3,000,000 registered shares of the Company’s common stock for director, officer and administrative services compensation. These shares were valued at $0.08 per share or $240,000.

During April 2011, the Company issued 571,428 unregistered shares of the Company’s common stock to two consultants for services to the Company.  The Shares were valued from $0.07 to $0.08 per share or $42,500.

During April 2011, a related party was issued 500,000 unregistered shares of the Company’s common stock for administrative services compensation. These shares were valued at $0.08 per share or $40,000.

During April 2011, the Company issued 320,000 registered shares of the Company’s common stock to settle a note payable. These shares were valued at $0.021 per share or $6,806.

During April 2011, the Company issued 350,000 registered shares of the Company’s common stock to settle an account payable. These shares were valued at $0.021 per share or $7,444.

During May 2011, the Company issued 839,951 unregistered shares of the Company’s common stock to settle two accounts payable. These shares were valued at $0.03 per share or $25,669.

During May 2011, the Company sold 383,160 unregistered shares of the Company’s common stock for working capital. These shares were valued at $0.03 per share or $11,480.

During May 2011, the Company issued 900,000 registered shares of the Company’s common stock to a consultant for investor relations compensation. These shares were valued at $0.04 per share or $36,000.

During June 2011, the Company issued 900,000 registered shares of the Company’s common stock to a consultant for services to the Company. These shares were valued at $0.03 per share or $27,000.

During July 2011, a director was issued 250,000 unregistered shares of the Company’s common stock for director compensation. These shares were valued at $0.04 per share or $10,000.

During August 2011, the Company issued 900,000 registered shares of the Company’s common stock to a consultant for investor relations compensation. These shares were valued at $0.025 per share or $22,500.

During September 2011, the Company issued 1,000,000 unregistered shares of the Company’s common stock to an officer as partial settlement of salary. These shares were valued at $0.103 per share or $102,510.

During September 2011, the Company issued 2,324,600 unregistered shares of the Company’s common stock to settle three notes payable and related accrued interest. These shares were valued from $0.094 to $0.118 per share or $247,002.

During September 2011, officers, directors and related parties were issued 7,500,000 registered shares of the Company’s common stock for director, officer and administrative services compensation. These shares were valued at $0.015 per share or $112,500.

During September 2011, the Company issued 200,000 registered shares of the Company’s common stock to a consultant for the services compensation. These shares were valued at $0.014 per share or $2,700.

During October 2011, the Company issued 20,000,000 unregistered shares of the Company’s common stock for the acquisition of the Type 2 Defense product. These shares were valued at $0.01 per share or $200,000.

During October 2011, the Company issued 770,000 unregistered shares of the Company’s common stock to settle accounts payable. These shares were valued at $0.013 per share or $10,000.

During November 2011, the Company issued 600,000 unregistered shares of the Company’s common stock for the acquisition of the Type 2 Defense product. These shares were valued at $0.011 per share or $6,600.

During December 2011, the Company issued 3,000,000 unregistered shares of the Company’s common stock to settle a note payable. These shares were valued at $0.003 per share or $9,861.

During September and December 2011, three consultants earned 1,650,000 unregistered shares of the Company’s common stock for services to the Company. These shares were valued from $0.01 to $0.06 per share or $41,500 and were issued on February 22, 2012. This value is reflected as a liability for stock to be issued on the balance sheet at December 31, 2011.

As of December 31, 2011, the Company has 65,440,397 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by a former officer of the Company. The Company uses office space in the other company’s offices. For the years ended December 31, 2011 and 2010 the Company incurred $4,104 and $4,308, respectively, for rent expense to this company.

The Company was advanced funds from officers during the year ended December 31, 2008 and these amounts remains outstanding as of December 31, 2011. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

NOTE 5 - SHORT-TERM LOANS

In December 2008, the Company entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$).  All of these notes payable accrue interest at 5% per annum. The Company has repaid $7,530 (CD$) on the $24,900 (CD$) note payable at the end of December 2008, and has $17,460 (CD$) remaining due. In addition, the Company in the year ended December 31, 2009, was advanced another $123,277 (CD$). In the year ended December 31, 2010, the Company was advanced $120,686 (CD$) (net) for additional working capital. In the year ended December 31, 2011, the Company repaid $2,386 (CD$) in short-term notes to its President and converted $222,553 (CD$) principal and $25,974 interest into 2,324,600 shares of the Company’s common stock. The total outstanding amount of principal and interest due on these notes as of December 31, 2011 was $72,774 (CD$) or $71,559 (US$). Of this amount, $45,708 (US$) principle was advanced by the Company’s President and is noted as short-term loans – related party on the balance sheet.

On August 18 2011, a related party advanced $1,500 to the Company.  The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,522 at December 31, 2011. This noted is included as short-term loans – related party on the balance sheet.

On August 27, 2011, the Company’s President advanced $1,950 to the Company.  The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,974 at December 31, 2011. This noted is included as short-term loans – related party on the balance sheet.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On December 16, 2011, the Company was advanced $4,100 each from two unrelated parties. The advances are evidenced by two equal convertible promissory notes bearing interest at 5% per annum with a due date on December 31, 2012. In addition, at any time, the holders may convert the notes into shares of the Company’s common stock at an exercise price of $.0025 per share.  The unpaid balance including accrued interest was $8,218 at December 31, 2011.

NOTE 7 - MAJOR CUSTOMERS

The Company generated no sales during the year ended December 31, 2011. 100% of the Company’s revenue was generated by one customer for the year ended December 31, 2010. This customer was considered to be a major customer.

NOTE 8 - PROVISION FOR INCOME TAXES

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

As of December 31, 2011, there is no provision for income taxes, current or deferred.

Net operating losses	$1,034,789
Valuation allowance	(1,034,789)

$-

At December 31, 2011, the Company had a net operating loss carry forward in the amount of $3,043,497, available to offset future taxable income.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2011 and 2010 is summarized below.

	2011	2010
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0
	0%	0%
NOTE 9 - LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of December 31, 2009 and through November 26, 2010 owed $75,000 (CD$), which was reflected in accounts payable and accrued expenses on the balance sheet as of December 31, 2011. On November 26, 2010, ONS has filed bankruptcy in Canada. ONS has sold their assets to another company. The Company was amortizing the license fee over the 36 month term of the Agreement. Amortization expense for the year ended December 31, 2010 was $48,541. The remaining $34,967 of unamortized license fees has been impaired by Management as of December 31, 2010. On May 15, 2012, the Company obtained a legal opinion that the $75,000 (CD$) balance due to ONS should not be recognized as an amount owed by Bio-Solutions and may be written off at December 31, 2011. The legal opinion contains a four part justification, first, the contract was never fulfilled by ONS, second, the September 20th 2009 ONS bankruptcy documents did not recognize the $75,000 (CD$) as an asset of ONS, third, subsection 10.1 of the Agreement provides for the right of one party to request the Agreement be resiliated in the event one party files for bankruptcy and finally, the contractual prescription in the province of Quebec, Canada, for similar contracts is three (3) years.  At December 31, the Company wrote-off the $75,000 as a conversion of accounts payable to equity in the accompanying Statement of Changes in Stockholders’ Equity.

NOTE 10 - INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The acquisition from Type2 Defense, a Texas based sole proprietorship was for the issuance of 20,000,000 shares of the Company’s common stock. Type2 Defense is a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The shares are valued at $200,000 or $0.01 per share based on the closing price of the Company’s common stock on September 26, 2011. The agreement also includes the issuance of 10,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 10,000,000 shares of Company’s common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 600,000 shares of the Company’s common stock related to the reaching the 1,500 customers’ milestone in the original agreement was approved by the board of directors. The shares were valued at $0.013 per share or $6,600 and included as intellectual property on the balance sheet. The issuance of 10,000,000 shares of the Company’s common stock upon reaching 1,500 customers was reduced by the advance to 9,400,000 shares.  As of May 30, 2012, the agreement provisions for achieving operational milestones for 10,000,000 shares of the Company’s common stock and reaching 1,500 customers for 9,400,000 shares of the Company’s common stock have not been achieved.

All assets other than the intellectual property had a fair value of $0, with the intellectual property being valued at $206,600. The Company has not amortized this value as they deem the value to have an infinite useful life and will test the value at each year end for impairment.

NOTE 11 - FAIR VALUE MEASUREMENTS

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

NOTE 12 - COMMITMENTS

On August 17, 2009, the Company entered into an employment agreement with their CEO. The agreement has a one-year term, however can be extended for additional one-year terms unless terminated by either party. The agreement was extended through August 17, 2011. The CEO’s compensation under the agreement is for a $100,000 (CD$) salary as well as the issuance of 900,000 shares of stock. 450,000 of those shares were issued in August 2009 and the remaining 450,000 shares were issued in January 2010.  The employment agreement terminated on August 17, 2011 and was not renewed.

NOTE 13 - SUBSEQUENT EVENTS

On January 27, 2012, the Company issued a $1,000 (CAD) convertible note to the Company’s president.  The loan bears interest at 5% and has a maturity date of December 31, 2012.  In addition, at any time, the Company’s President may convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share.

On March 31, 2012, the Company issued a $15,000 convertible note to an individual.  The loan bears interest at 5% and has a maturity date of September 30, 2012.  In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

On April 18, 2012, the holder of a November 10, 2009 promissory note for $10,000 (CAD) converted the note plus accrued interest of $833 (CAD) into 100,000 shares of the Company’s common stock to fully settle the debt.

On April 20, 2012, the Company issued a $2,500 convertible note to an individual.  The loan bears interest at 5% and has a maturity date of October 20, 2012.  In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

On April 20, 2012, the Company issued a $5,000 convertible note to an individual.  The loan bears interest at 5% and has a maturity date of October 20, 2012.  In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

On April 30, 2012, the Company amended a promissory note dated April 4 2009 for $10,000 (CAD) to add a conversion feature that permits the holder, at any time, to convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share.

On April 30, 2012, the Company issued a $1,000 (CAD) convertible note to the Company’s president.  The loan bears interest at 5% and has a maturity date of October 26, 2012.  In addition, at any time, the Company’s President may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

May 10, 2012, the Company issued a $2,600 (CAD) convertible note to the Company’s CFO.  The loan bears interest at 5% and has a maturity date of November 15, 2012.  In addition, at any time, the Company’s CFO may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

May 15, 2012, the Company issued a $3,500 (CAD) convertible note to an individual.  The loan bears interest at 5% and has a maturity date of November 15, 2012.  In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2011, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were not effective.

Management's annual report on internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets;
•
provide reasonable assurance that The Company’s transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2011.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiency that represents material weaknesses at December 31, 2011:

•
Due to the limited number of Company personnel, a lack of segregation of duties and responsibilities with respect to our cash and control over the disbursements related thereto. An essential part of internal control is for certain procedures to be properly segregated and the results of their performance are adequately reviewed. This is normally accomplished by assigning duties so that no one person handles a transaction from beginning to end and incompatible duties between functions are not handled by the same person.

As a result of this material weakness described above, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO. The Company intends to augment the Company’s internal controls procedures and expand the Company’s accounting staff. The Company intends to initiate measures to remediate and refine the Company’s internal controls to address this identified material weakness as the Company grows and obtains a stronger cash position that would justify additional expenditures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors during the fiscal year ended of December 31, 2011:

Name	Age	Position
Dr. Gilles Chaumillon	49	President, Chief Executive Officer
William Gallagher	72	Chief Financial Officer, Director
Thomas E. Metzger	50	Director
Mark Solomon	56	Former Director
Gilbert Pomerleau	46	Former Chief Financial Officer, Director
Ghislaine St-Hilaire	62	Former Director

Dr. Gilles Chaumillon. Dr. Gilles Chaumillon has been the president and chief executive officer since April 22, 2009. From 2004 to 2008, Dr. Gilles Chaumillon served as Senior Director, Project Management for BioSyntech Inc., a biotechnology company located in Canada and listed on the TSX stock exchange. Prior to 2004, he was General Manager and Business Development Director of a Contract Research Organization. He began his career at Æterna-Zentaris as Director in charge of collaboration network and process development. His experience encompasses product and process development, manufacturing and also business development, strategic planning and commercialization. Dr. Chaumillon is a member of Quebec MBA Association (AMBAQ) and also an active member Quebec Biotech Association (BIOQUEBEC) where he is president of the membership committee. Dr. Chaumillon holds a PhD degree in marine biology from Laval University of Québec City and a MBA in Biotech Management from University of Quebec at Montreal. Dr. Chaumillon is not an officer or director of any other reporting company.

William Gallagher. Mr. Gallagher has over 40 years of investment banking experience having participated in private placements, syndications, corporate restructuring and initial public offerings. In 1992 he founded and is the president of JagCapital, Inc. a merchant bank headquartered in San Antonio, Texas and specializing in the hospitality industry, consumer products and energy transactions. From 2004 through 2006 he served as chairman and chief executive officer of Sweet Success Corporation, a supplement/meal replacement company. The Sweet Success brand was acquired from Nestle. From 1994-1998 he served as chairman and chief executive officer of Harvest Restaurant Group, a rotisserie chicken restaurant chain. The Sweet Success Brand is a supplement/meal replacement drink. In 1989 he founded Billy Blues BBQ sauce; and served as its chief executive officer until 1995. Billy Blues owned the nationally known Chris & Pitts Barbecue Sauce. Mr. Gallagher is a graduate of the University of Texas.  Mr. Gallagher joined the board on October 10, 2011 and was appointed Chief Financial Officer.

Thomas E. Metzger. Mr. Metzger is a skilled business executive having served as a chief executive officer, president, chief operating officer of multiple hotel and restaurant companies. He has special understanding and expertise in all aspects of the food service and hospitality industry including strategic planning, concept development, construction, financial development and management, human resources and marketing. In 2006 he formed the South Seas Restaurant Management Company which operated Little Caesars Pizza and Buffalo Wild Wings in the Hawaiian Islands. From 2004-2006 he serves as president and chief operating officer of Heart of America Restaurants and Inn’s (“HOARI”). HOARI operated eight different full service restaurant brands and seven different hotel franchise brands together with the Wild Wood Lodges brand.

From 2001 through 2004 he served as president and chief financial officer of W P Pacific, Inc. W P Pacific owned and operated Wolfgang Puck Café’s, Wolfgang Puck Express, Cucina Presto, Cucina-Cucina restaurants and the Coffee and Tea Leaf coffee shops. From 1999 through 2001 her served as chief executive officer and president of Sizzler USA, Inc. which is engaged in the operation, development and franchising of Sizzler Family Steakhouse. Prior to this, Mr. Metzger had executive level positions with Wrapsters, Inc., Kenny Rogers Roasters International, Inc. and Mid Atlantic Restaurant Systems. He earned an undergraduate and masters of Science degree from LaSalle University in hotel and restaurant management. Mr. Metzger joined the board on October 10, 2011.

Gilbert Pomerleau. On October 10, 2011, Mr. Pomerleau tendered his resignation as an officer and director of Bio-Solutions, Corp.

Ghislaine St-Hilaire. In July 2011, Ms. St-Hilaire tendered her resignation as vice president and secretary and director of Bio-Solutions, Corp.

Mark Solomon. Mr. Solomon was appointed to the board during July 2011. On February 15, 2012, Mr. Solomon tendered his resignation as a director of Bio-Solutions, Corp.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. As such, Gilbert Pomerleau will continue to serve as director until a replacement is appointed, or until shareholders elect new directors. All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist) serve at the discretion of the board. Currently, directors receive no compensation.

There are no family relationships between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

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

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our board of directors at 14517, Joseph Marc Vermette, Mirabel (Québec), Canada J7J1X2. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Audit Committee Financial Expert. Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee members who have obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” as competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.” We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Audit Committee. Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Item 11. Executive Compensation

Summary Compensation Table.

 The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers for years ended December 31, 2010 and 2011. On March 29, 2011, the Company filed Form S-8 for our 2011 Stock Incentive and Equity Compensation Plan for 20,000,000 registered shares of the Company’s common stock. We issued 15,470,000 under this plan to officers, directors and others.  The registered shares noted below were issued under this plan.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts	All Other Compensation	Total Compensation
					Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Roger Corriveau former officer, and director	2010	None	None	None	None	None	None	None	None
	2011	None	None	None	None	None	None	$172,500 (2)	$175,500
Gilbert Pomerleau, former chief financial officer, director	2010	None	None	None	None	None	None	None	None
	2011	None	None	None	None	None	None	$55,000 (3)	$55,000
Ghislaine St-Hilaire, former vice president, secretary, director	2010	None	None	None	None	None	None	None	None
	2011	None	None	None	None	None	None	$40,000 (4)	$40,000
Gilles Chaumillon, president, chief executive officer	2010	$100,000	None	None	$85,500 (1)	None	None	None	$185,500
	2011	$71,000	None	None	None	None	None	$125,000 (5)	$196,000
William Gallagher, former chief financial officer, director	2010	None	None	None	None	None	None	None	None
	2011	None	None	None	None	None	None	None	None
Thomas E. Metzger, director	2010	None	None	None	None	None	None	None	None
	2011	None	None	None	None	None	None	None	None
Mark Solomon, former director	2010	None	None	None	None	None	None	None	None
	2011	None	None	None	None	None	None	$10,000 (6)	$10,000

(1)	Value of 375,000 shares issued in January 2010 at $0.22 per share as of April 15, 2010.
(2)
Value of 1,000,000 registered shares issued in April 2011 at $0.08 per share; plus value of 500,000 unregistered shares issued in April 2011 at $0.08 per share; plus, value of 3,500,000 registered shares issued in September 2011 at $0.015 per share.

(3)	Value of 500,000 registered shares issued in April 2011 at $0.08 per share; plus, value of 1,000,000 registered shares issued in September 2011 at $0.015 per share.
(4)	Value of 500,000 registered shares issued in April 2011 at $0.08 per share.
(5)	Value of 1,000,000 registered shares issued in April 2011 at $0.08 per share; plus, value of 3,000,000 registered shares issued in September 2011 at $0.015 per share.
(6)	Value of 250,000 unregistered shares issued in July 2011 at $0.04 per share.

Employment Contracts and Termination of Employment.

We currently do not have any employment agreements with our officers.  Officers and directors may receive compensation or issued bonuses from time to time as determined by the Board of Directors

We have no other plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment as a result of resignation or retirement.

On August 17, 2009, we entered into an employment agreement with Gilles Chaumillon, our CEO. The agreement has a one-year term, however can be extended for additional one-year terms unless terminated by either party. The CEO’s compensation under the agreement is for a $100,000 (CD$) salary as well as the issuance of 750,000 shares of stock. 375,000 of those shares were issued in August 2009 and the remaining 375,000 shares were issued in January 2010.  Mr. Chaumillon’s contract was not renewed at August 17, 2011.

We do not have an employment agreement with Mr. Gallagher.

Outstanding Equity Awards.

As of December 31, 2011, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Roger Corriveau former officer, and director	0	0	0	0	0	0	0	0	0
Gilbert Pomerleau, former chief financial officer, director	0	0	0	0	0	0	0	0	0
Ghislaine St-Hilaire, former vice president, secretary, director	0	0	0	0	0	0	0	0	0
Gilles Chaumillon, president, chief executive officer	0	0	0	0	0	0	0	0	0
William Gallagher, chief financial officer, director	0	0	0	0	0	0	0	0	0
Thomas E. Metzger, director	0	0	0	0	0	0	0	0	0
Mark Solomon, former director	0	0	0	0	0	0	0	0	0

Equity Compensation Plan.

On March 29, 2011, the Company filed Form S-8 for our 2011 Stock Incentive and Equity Compensation Plan for 20,000,000 registered shares of the Company’s common stock. We issued 15,470,000 under this plan to officers, directors and others.

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

Director Compensation.

Since March 27, 2007 through December 31, 2011, none of our directors received salary compensation solely by virtue of their serving on the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2011, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Dr. Gilles Chaumillon, president and chief executive officer	3,235,650 shares (1)	4.8%
Common Stock	Roger Corriveau, former officer and director	1,297,109 shares	1.9%
Common Stock	William Gallagher, vice president and chief financial officer and director	3,400,000 shares	5.1%
Common Stock	Thomas E. Metzger, director	0 shares	0%
Common Stock	All directors and named executive officers as a group	7,932,759 shares	11.8%*

Common Stock	3D Consulting LLC	3,900,000 shares	5.8%
Common Stock	Z Best Inc.	3,900,000 shares	5.8%

* Figures may vary due to rounding.

(1)	Includes 75,000 shares of common stock held by a household member of Gilles Chaumillon, who is deemed to beneficially own those shares.

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

Equity Compensation Plan.

On March 29, 2011, the Company filed Form S-8 for our 2011 Stock Incentive and Equity Compensation Plan for 20,000,000 registered shares of the Company’s common stock. We issued 15,470,000 under this plan to officers, directors and others.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

The Company conducts business with another company owned by a former officer of the Company. The Company uses office space in the other company’s offices. For the years ended December 31, 2011 and 2010 the Company incurred $4,104 and $4,308, respectively, for rent expense to this company.

The Company was advanced $4,832 (CAD) from officers during the year ended December 31, 2008 and remains outstanding as of December 31, 2011. These amounts are short-term in nature as they are due on demand, and the Company has not been charged interest. The Company anticipates repayment of these advances within the next twelve months.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed in the fiscal year ended December 31, 2011 and 2010, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for each fiscal year was $20,000.

Audit-Related Fees.

For the fiscal year ended December 31, 2011 and 2010, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

 For the fiscal year ended December 31, 2011 and 2010 respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

All Other Fees.

 None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 7

(b)	Exhibits required by Item 601.

Exhibit No. 23.1	Description Consent of Auditors
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Solutions Corp.

May 31, 2012	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
	Its:	President, Chief Executive Officer (Principal Executive Officer)

May 31, 2012	By:	/s/ William Gallagher
William Gallagher
	Its:	Chief Financial Officer and a Director (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 31, 2012	By:	/s/ Gilles Chaumillon
Gilles Chaumillon
	Its:	President, Chief Executive Officer (Principal Executive Officer)

May 31, 2012	By:	/s/ William Gallagher
William Gallagher
	Its:	Chief Financial Officer and a Director
(Principal Financial and Accounting Officer)

May 31, 2012	By:	/s/ Thomas E. Metzger
Thomas E. Metzger
Director