Form 10-Q
period 2012-03-31
Bio-Solutions Corp.
filed 2012-07-25
CIK 1420108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ___

Commission File Number: 333-147917

Bio-Solutions Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0557171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1250 NE Loop 410, Suite:200, San Antonio, TX 78209
(Address of principal executive offices) (Zip Code)

(210)268-9490
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2012
Common stock, $0.001 par value	67,190,397

BIO-SOLUTIONS, INC.

FORM 10-Q

TABLE OF CONTENTS
		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	F-2

	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 and Development Stage from October 1, 2011 to March 31, 2012 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and Development Stage from October 1, 2011 to March 31, 2012 (Unaudited)	F-4

	Notes to Consolidated Financial Statements (Unaudited)	F-5

ITEM 1A	RISK FACTORS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4.	CONTROLS AND PROCEDURES	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	7

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	7

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	7

ITEM 4.	MINE SAFETY DISCLOSURE	7

ITEM 5.	OTHER INFORMATION	7

ITEM 6.	EXHIBITS	7

SIGNATURES		8

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

The results for the three months ended March 31, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on May 31, 2012.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

IN US$

	(UNAUDITED)
	March 31,	DECEMBER 31,
ASSETS	2012	2011

CURRENT ASSETS
Cash	$15,030	$82
Inventory	-	-
Prepaid expenses	27,000	27,000
Total current assets	42,030	27,082

Other Asset
Intellectual Property	206,600	206,600

TOTAL ASSETS	$248,630	$233,682

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$300,843	$296,429
Liability for stock to be issued	-	41,500
Short - term loans	20,960	19,666
Short - term loans - related parties	56,382	49,158
Short - term loans - convertible	24,334	8,200
Due to officer	4,861	4,751
Total current liabilities	407,380	419,704

TOTAL LIABILITIES	407,380	419,704

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 90,000,000 shares authorized,
67,090,397 and 65,440,397 shares issued and outstanding as of
March 31, 2012 and December 31, 2011, respectively	67,090	65,440
Additional paid in capital	2,901,103	2,861,253
Accumulated deficit	(2,873,925)	(2,873,925)
Deficit accumulated during the development stage	(177,286)	(169,572)
Accumulated other comprehensive loss	(75,732)	(69,218)
Total stockholders' equity (deficit)	(158,750)	(186,022)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$248,630	$233,682

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH MARCH 31, 2012

			DEVELOPMENT STAGE
	THREE MONTHS ENDED	THREE MONTHS ENDED	PERIOD FROM OCTOBER 1, 2011 to
	MARCH 31, 2012	MARCH 31, 2011	MARCH 31, 2012

REVENUE	$-	$-	$-

COST OF REVENUES
Beginning inventory	-	87,758	-
Purchases/Write-off of obsolete inventory	-	-	3,632
Ending inventory	-	(89,818)	-
Total Cost of Revenues	-	(2,060)	3,632

GROSS PROFIT (LOSS)	-	2,060	(3,632)

OPERATING EXPENSES
Professional fees and wages	5,680	101,385	87,306
Amortization expense and impairment	-	-	85,288
General and administrative	1,300	5,060	1,810
Total Operating Expenses	6,980	106,445	174,404

NET LOSS BEFORE OTHER EXPENSE	(6,980)	(104,385)	(178,036)

OTHER EXPENSE
Interest expense	(734)	(5,195)	750
Total other expense	(734)	(5,195)	750

NET LOSS	$(7,714)	$(109,580)	$(177,286)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	67,190,397	19,731,258

NET LOSS PER SHARE	$(0.0001)	$(0.01)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(7,714)	$(109,580)	$(177,286)
Currency translation losses	(6,514)	(13,294)	(13,032)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(14,228)	$(122,874)	$(190,318)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH MARCH 31, 2012

IN US$

			DEVELOPMENT STAGE
	THREE MONTHS ENDED	THREE MONTHS ENDED	PERIOD FROM OCTOBER 1, 2011 THROUGH
	MARCH 31, 2012	MARCH 31, 2011	MARCH 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,714)	$(109,580)	$(177,286)

Adjustments to reconcile net loss
to net cash used in operating activities:
Impairment expense	-	-	85,288
Common stock issued for services	-	49,617	93,194
Change in assets and liabilities
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in inventory	-	-	-
Increase (decrease) in accounts payable and accrued expenses	6,689	52,014	(7,220)
Total adjustments	6,689	101,631	171,262
Net cash (used in) operating activities	(1,025)	(7,949)	(6,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans, net of repayments	-	(514)	(1,387)
Proceeds from short-term loans - related party, net of repayments	-	-	4,867
Proceeds from convertible notes payable, net of repayments	16,006	9,000	14,256
Net cash provided by financing activities	16,006	8,486	17,736

Effect of foreign currency	(33)	(488)	(611)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,948	49	11,101

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	82	33	3,929

CASH AND CASH EQUIVALENTS - END OF PERIOD	15,030	82	15,030

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	-	-	-
Income taxes	-	-	-

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of notes payable to common stock	-	-	9,861
Conversion of liability to common stock	41,500	-	41,500
Acquisition of intellectual property of Type2 Defense for common shares	-	-	6,600
Conversion of accounts payable to equity (Note 7)	-	-	73,748

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2011 10K and audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

During October 2011, the Company decided to abandon the former operations to focus solely on the Type2 Defense product. All inventories from the former products were written off as of October 1, 2011. The Type 2 Defense product is currently under development with the initial shipment expected during the quarter ending September 30, 2012.

The Company has elected to enter the development stage on October 1, 2012 and expects to emerge from the development stage during the quarter ending September 30, 2012.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $3,051,211 since inception, of which $177,286 are deficits accumulated during the development stage, and needs to raise additional funds to carry out the Company’s business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates that they will need a $450,000 capital infusion to continue operations through the end of 2012. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officers and directors may need to contribute funds to sustain operations.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Currency Translation

The Company operates in Canada and the United States, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at quarter-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional and reporting currency is the United States dollar. The Company records translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying results of operations. For the three months ended March 31, 2012 and 2011, the Company recorded approximately $6,514 and $13,294 in translation losses, respectively.

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

The Company maintains cash and cash equivalent balances at three financial institutions that are insured by the Federal Deposit Insurance Corporation.

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
MARCH 31, 2012 AND 2011 (UNAUDITED)

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of March 31, 2012, no additional accrual for income taxes is necessary.

Revenue Recognition

The Company currently has no revenue.  Once the Company emerges from the development state and generates revenue from the sales of their products, the following criteria for recognition will be utilized:

1) Persuasive evidence of an arrangement exists;
2) delivery has occurred or services have been rendered;
3) the seller’s price to the buyer is fixed or determinable, and
4) collectable is reasonably assured.

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company has not issued any options or warrants to date.  At March 31, 2012, the total shares issuable upon conversion of convertible notes payable would be 5,346,667 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of March 31, 2012, the Company had no inventory.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

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

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount; performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT)

On March 27, 2011, the Company filed Form S-8 for our 2011 Stock Incentive and Equity Compensation Plan for 20,000,000 registered shares of the Company’s common stock. The Company issued 15,470,000 under this plan during the year ended December 31, 2011.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

During September 2011, officers, directors and related parties were issued 7,500,000 registered shares of the Company’s common stock for director, officer and administrative services compensation. These shares were valued at $0.015 per share or $112,500.

During September 2011, the Company issued 200,000 registered shares of the Company’s common stock to a consultant for services compensation. These shares were valued at $0.014 per share or $2,700.

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

As of March 31, 2012, the Company has 67,090,397 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

NOTE 4-	RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by a former officer of the Company. The Company uses office space in the other company’s offices. For the three months ended March 31, 2012 and 2011 the Company incurred $599 and $612, respectively, for rent expense to this company.

The Company was advanced funds from an officer during the year ended December 31, 2008 and the amount remains outstanding as of March 31, 2012. This amount is short-term in nature as is due on demand.  The Company has not been charged interest for the advance. The advance was resolved during June 2012.

NOTE 5-	SHORT-TERM LOANS AND SHORT-TERM LOANS - RELATED PARTIES

In December 2008, the Company entered into three notes payable on demand in the amounts of $20,000 (CD$), $10,000 (CD$) and $24,990 (CD$). All of these notes payable accrue interest at 5% per annum. The Company has repaid $7,530 (CD$) on the $24,900 (CD$) note payable at the end of December 2008, and has $17,460 (CD$) remaining due. In addition, the Company in the year ended December 31, 2009, was advanced another $123,277 (CD$). In the year ended December 31, 2010, the Company was advanced $120,686 (CD$) (net) for additional working capital. In the year ended December 31, 2011, the Company repaid $2,386 (CD$) in short-term notes to its President and converted $222,553 (CD$) principal and $25,974 interest into 2,324,600 shares of the Company’s common stock. The total outstanding amount of principal and interest due on these notes as of March 31, 2012 was $73,355 (CD$) or $73,803 (US$). Of this amount, $52,843 (US$) including accrued interest was advanced by the Company’s President and is noted as short-term loans – related party on the balance sheet.

On August 18 2011, a related party advanced $1,500 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,541 and $1,522 at March 31, 2012 and December 31, 2011, respectively. This note is included as short-term loans – related party on the balance sheet.

On August 27, 2011, the Company’s President advanced $1,950 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,998 and $1,974 at March 31, 2012 and December 31, 2011, respectively. This note is included as short-term loans – related party on the balance sheet.

As of March 31, 2012, the total short-term loans amounted to $20,960 including $838 of accrued interest and total short-term loans – related parties amounted to $56,382 including $6,164 of accrued interest.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 6-	CONVERTIBLE NOTES PAYABLE

On December 16, 2011, the Company was advanced $4,100 each from two unrelated parties. The advances are evidenced by two equal convertible promissory notes bearing interest at 5% per annum with a due date on December 31, 2012. In addition, at any time, the holders may convert the notes into shares of the Company’s common stock at an exercise price of $.0025 per share. The unpaid balance including accrued interest was $8,320 and $8,218 at March 31, 2012 and December 31, 2011, respectively.

On January 27, 2012, the Company issued a $1,000 (CAD) convertible note to the Company’s president. The loan bears interest at 5% and has a maturity date of December 31, 2012. In addition, at any time, the Company’s President may convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share. The unpaid balance including accrued interest was $1,014 at March 31, 2012.

On March 31, 2012, the Company issued a $15,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of September 30, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. The unpaid balance was $15,000 at March 31, 2012.

As of March 31, 2012, the total short-term loans - convertible amounted to $24,334 including $128 of accrued interest.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 7 - LICENSE AGREEMENT

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of December 31, 2009 and through November 26, 2010 owed $75,000 (CD$), which was reflected in accounts payable and accrued expenses on the balance sheet as of December 31, 2010. On November 26, 2010, ONS has filed bankruptcy in Canada. ONS has sold their assets to another company. The Company was amortizing the license fee over the 36 month term of the Agreement. Amortization expense for the year ended December 31, 2010 was $48,541. The remaining $34,967 of unamortized license fees has been deemed impaired by Management as of December 31, 2010. On May 15, 2012, the Company obtained a legal opinion that the $75,000 (CD$) balance due to ONS should not be recognized as an amount owed by Bio-Solutions and may be written off at December 31, 2011. The legal opinion contains a four part justification, first, the contract was never fulfilled by ONS, second, the September 20, 2009 ONS bankruptcy documents did not recognize the $75,000 (CD$) as an asset of ONS, third, subsection 10.1 of the Agreement provides for the right of one party to request the Agreement be resiliated in the event one party files for bankruptcy and finally, the contractual prescription in the province of Quebec, Canada, for similar contracts is three (3) years. At December 31, 2011, the Company wrote-off the $75,000 as a conversion of accounts payable to equity.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 8-	INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The acquisition from Type2 Defense, a Texas based sole proprietorship was for the issuance of 20,000,000 shares of the Company’s common stock. The shares are valued at $200,000 or $0.01 per share based on the closing price of the Company’s common stock on September 26, 2011. The agreement also includes the issuance of 10,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 10,000,000 shares of Company’s common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 600,000 shares of the Company’s common stock related to the reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors. The shares were valued at $0.013 per share or $6,600 and included as intellectual property on the accompanying condensed balance sheet. The issuance of 10,000,000 shares of the Company’s common stock upon reaching 1,500 customers was reduced by the advance to 9,400,000 shares. As of July 25, 2012, the agreement provisions for achieving operational milestones for 10,000,000 shares of the Company’s common stock and reaching 1,500 customers for 9,400,000 shares of the Company’s common stock have not been achieved.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011 (UNAUDITED)

NOTE 10-	COMMITMENTS
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

NOTE 11-	SUBSEQUENT EVENTS

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

On April 30, 2012, the Company amended a promissory note dated April 4, 2009 for $10,000 to add a conversion feature that permits the holder, at any time, to convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share.

On April 30, 2012, the Company issued a $1,000 convertible note to the Company’s President. The loan bears interest at 5% and has a maturity date of October 26, 2012. In addition, at any time, the Company’s President may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

May 10, 2012, the Company issued a $2,600 convertible note to the Company’s CFO. The loan bears interest at 5% and has a maturity date of November 15, 2012. In addition, at any time, the Company’s CFO may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

May 15, 2012, the Company issued a $3,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 15, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

On June 15, 2012, Gilles Chaumillon resigned as President, Chief Executive Officer and Director of the Company.  In addition, Mr. Chaumillon agreed to settle his outstanding debt, interest and account payable balances of approximately $220,000 (CAD) for $10,000 (USD) payable in ten equal monthly installments of $1,000 beginning July 2012.

On June 17, 2012, the board appointed William J. Gallaher as the Company’s new Chief Executive Officer, President and Secretary.  Mr. Gallagher will retain his position as the Company’s Chief Financial Officer.

July 18, 2012, the Company issued a $30,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011, together with notes thereto as previously filed with our Annual Report on Form 10-K on May 31, 2012. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Background

Our Business.

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

During October 2011, the Company decided to abandon the former operations to focus solely on the Type2 Defense product. All inventories from the former products were written off as of October 1, 2011. The Type 2 Defense product is currently under development with the initial shipment expected during the quarter ending September 30, 2012.

The Company has elected to enter the development stage on October 1, 2012 and expects to emerge from the development stage during the quarter ending September 30, 2012.

For the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

We have finalized our formulations and are in the final stages of launching our website. With the launch of our website, we expect to generate sales by the fiscal quarter ended September 30, 2012. Fulfillment will be handled by a third party fulfillment house. We will likely require additional working capital to fully implement our business plan for 2012. We have no commitment for additional funding.

Results of Operations.

Revenues. We generated no revenues for the three months ended March 31, 2012 and 2011. We hope to generate substantial revenues, continue operations and implement our business plan by the end of calendar 2012.  For the three months ended March 31, 2011, we had no gross profit compared to a gross profit of $2,060 for the three months ended March 31, 2011 related to a gain on currency translation.

Operating Expenses. For the three months ended March 31, 2012, we had total operating expenses of $6,980, as compared to total operating expenses of $106,445 for the three months ended March 31, 2011. The decrease in operating expenses between the two periods is primarily due to decreased professional fees paid for by the issuance of common stock. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss. For the three months ended March 31, 2012, after interest expense of $734, we had a net loss of $7,714 or $0.0001 per share. In comparison, for the three months ended March 31, 2011, after interest expense of $5,195, we had a net loss of $109,580 or $0.01 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources.

As of March 31, 2012 our current assets totaled $42,030 consisting of $15,030 in cash and $27,000 of pre-paid costs for our initial production run of the Type 2 Defense product. Our other assets totaled $206,600 applicable to the Type 2 Defense intellectual property.

Our current liabilities were $407,380 as of March 31, 2012, which was represented by accounts payable and accrued expenses of $307,973, short terms loans to third parties of $20,122, short term loans of $50,218 to related parties, convertible notes payable of $24,060, and $4,861 due to an officer. We had no other liabilities and no long term commitments or contingencies as of March 31, 2012.

On August 18, 2011, a related party advanced $1,500 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum.

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

May 10, 2012, the Company issued a $2,600 convertible note to the Company’s CFO. The loan bears interest at 5% and has a maturity date of November 15, 2012. In addition, at any time, the Company’s CFO may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

May 15, 2012, the Company issued a $3,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 15, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

July 18, 2012, the Company issued a $30,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share.

We had a working capital deficit and March 31, 2012 and 2011. Unless we secure additional funding, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.

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

Our auditors have questioned our ability to continue operations as a “going concern”. We hope to obtain significant revenues from future product sales. In the absence of significant sales and profits, we will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations. The Company estimates that they will need a $450,000 capital infusion to continue operations through the end of 2012.

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

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2012, the date of this report, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective.

Management's annual report on internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive officer/principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of March 31, 2012.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiency that represents material weaknesses at March 31, 2012:

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

As a result of this material weakness described above, management has concluded that, as of March 31, 2012, the Company’s internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO. The Company intends to augment the Company’s internal controls procedures and expand the Company’s accounting staff. The Company intends to initiate measures to remediate and refine the Company’s internal controls to address this identified material weakness as the Company grows and obtains a stronger cash position that would justify additional expenditures.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On April 18, 2012, the holder of a November 10, 2009 promissory note for $10,000 (CAD) converted the note plus accrued interest of $833 (CAD) into 100,000 shares of the Company’s unregistered common stock to fully settle the debt.

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

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Mine Safety Disclosure

None.

Item 5.

Other information

None.

Item 6.

Exhibits

31.1
Certification of Principal Executive Officer/Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer/Principal Financial Office, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio-Solutions Corp., a Nevada corporation

July 25, 2012	By:	/s/ William J Gallagher
William J Gallagher Chief Executive Officer, Chief Financial Officer and a Director (Principal Executive Officer and Financial and Accounting Officer)