Form 10-Q
period 2012-06-30
Bio-Solutions Corp.
filed 2012-08-13
CIK 1420108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2012
Common stock, $0.001 par value	67,190,397

BIO-SOLUTIONS, INC.
FORM 10-Q
TABLE OF CONTENTS
		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011 (Audited)	F-2

	Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 and Development Stage from October 1, 2011 to June 30, 2012 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and Development Stage from October 1, 2011 to June 30, 2012 (Unaudited)	F-4

	Notes to Consolidated Financial Statements (Unaudited)	F-5

ITEM 1A.	RISK FACTORS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4.	CONTROLS AND PROCEDURES	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	7

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	7

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	7

ITEM 4.	MINE SAFETY DISCLOSURE	7

ITEM 5.	OTHER INFORMATION	7

ITEM 6.	EXHIBITS	7

SIGNATURES		8

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

The results for the six months ended June 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on May 31, 2012.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

IN US$
ASSETS
	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2012	2011
CURRENT ASSETS
Cash	$220	$82
Inventory	-	-
Prepaid expenses	27,000	27,000
Total current assets	27,220	27,082

Other Asset
Intellectual Property	206,600	206,600

TOTAL ASSETS	$233,820	$233,682

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$130,780	$296,429
Liability for stock to be issued	-	41,500
Short - term loans	-	19,666
Short - term loans - related parties	1,560	49,158
Short - term loans - convertible	47,150	8,200
Due to officer	-	4,751
Total current liabilities	179,490	419,704

TOTAL LIABILITIES	179,490	419,704

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 90,000,000 shares authorized,
67,190,397 and 65,440,397 shares issued and outstanding as of
June 30, 2012 and December 31, 2010, respectively	67,190	65,440
Additional paid in capital	3,292,105	2,861,253
Accumulated deficit	(2,873,925)	(2,873,925)
Deficit accumulated during the development stage	(361,883)	(169,572)
Accumulated other comprehensive loss	(69,157)	(69,218)
Total stockholders' equity (deficit)	54,330	(186,022)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$233,820	$233,682

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH JUNE 30, 2012

IN US$
	THREE MONTHS ENDED	THREE MONTHS ENDED	SIX MONTHS JUNE 30,	SIX MONTHS ENDED	DEVELOPMENT STAGE PERIOD FROM OCTOBER 1, 2011 to
	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES
Beginning inventory	-	89,818	-	87,758	-
Purchases/Write-off of obsolete inventory	-	-	-	-	3,632
Ending inventory	-	(90,516)	-	(90,516)	-
Total Cost of Revenues	-	(698)	-	(2,758)	3,632

GROSS PROFIT (LOSS)	-	698	-	2,758	(3,632)

OPERATING EXPENSES
Professional fees and wages	18,085	448,890	23,765	550,275	105,391
Amortization expense and impairment	-	-	-	-	85,288
General and administrative	3,189	4,763	4,489	9,823	4,999
Total Operating Expenses	21,274	453,653	28,254	560,098	195,678

NET LOSS BEFORE OTHER EXPENSE	(21,274)	(452,955)	(28,254)	(557,340)	(199,310)

OTHER EXPENSE
Interest expense	(163,323)	(5,342)	(164,057)	(10,537)	(162,573)
Total other expense	(163,323)	(5,342)	(164,057)	(10,537)	(162,573)

NET LOSS	$(184,597)	$(458,297)	$(192,311)	$(567,877)	$(361,883)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	67,190,397	26,453,408	67,190,397	23,110,903

NET LOSS PER SHARE	$(0.003)	$(0.02)	$(0.003)	$(0.02)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(184,597)	$(458,297)	$(192,311)	$(567,877)	$(361,883)
Currency translation gains (losses)	6,575	(4,661)	61	(17,955)	(6,457)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(178,022)	$(462,958)	$(192,250)	$(585,832)	$(368,340)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH JUNE 30, 2012

IN US$

			DEVELOPMENT STAGE
			PERIOD FROM
	SIX MONTHS ENDED	SIX MONTHS ENDED	OCTOBER 1, 2011 THROUGH
	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(192,311)	$(567,877)	$(361,883)

Adjustments to reconcile net loss
to net cash used in operating activities:
Impairment expense	-	-	85,288
Common stock issued for services	-	460,117	93,194
Beneficial Conversion Feature of Notes Payable	162,356	-	162,356
Change in assets and liabilities
Increase (decrease) in accounts payable and accrued expenses	(3,683)	93,920	(17,592)
Total adjustments	158,673	554,037	323,246
Net cash (used in) operating activities	(33,638)	(13,840)	(38,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	8,000	-
Proceeds from short-term loans, net of repayments	-	(518)	(1,387)
Proceeds from short-term loans - related party, net of repayments	-	-	4,867
Proceeds from convertible notes payable, net of repayments	28,600	7,180	26,850
Net cash provided by financing activities	28,600	14,662	30,330

Effect of foreign currency	5,176	(807)	4,598

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138	15	(3,709)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	82	33	3,929

CASH AND CASH EQUIVALENTS - END OF PERIOD	$220	$48	$220

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of notes payable to common stock	$10,000.00	$-	$19,861.00
Conversion of liability to common stock	$41,500.00	$39,919.00	$41,500.00
Acquisition of intellectual property of Type2 Defense for common shares	$-	$-	$6,600.00
Conversion of accounts payable and notes payable to equity (Note 7)	$217,811.00	$-	$291,559.00

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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
JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $3,235,808 since inception, of which $361,883 are deficits accumulated during the development stage, and needs to raise additional funds to carry out the Company’s business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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
JUNE 30, 2012 AND 2011 (UNAUDITED)

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

Currency Translation

The Company operates in Canada and the United States, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at quarter-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional and reporting currency is the United States dollar. The Company records translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying results of operations. For the six months ended June 30, 2012, the Company recorded translation gains of $61 compare to translation losses of $17,995 for the six month ended June 30, 2011.

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Beneficial Conversion Features

ASC 470-20 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash. ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. ASC 470-20 further limits this amount to the proceeds allocated to the convertible instrument.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of June 30, 2012, no additional accrual for income taxes is necessary.

Revenue Recognition

The Company currently has no revenue. Once the Company emerges from the development state and generates revenue from the sales of our products, the following criteria for recognition will be utilized:

1) Persuasive evidence of an arrangement exists;
2) delivery has occurred or services have been rendered;
3) the seller’s price to the buyer is fixed or determinable, and
4) collectable is reasonably assured.

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company has not issued any options or warrants to date. At June 30, 2012, the total shares issuable upon conversion of convertible notes payable would be 10,457,778 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of June 30, 2012, the Company had no inventory.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 (UNAUDITED)

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
JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

During April 2012, the Company issued 100,000 unregistered shares of the Company’s common stock to settle a notes payable and related accrued interest. These shares were valued at $0.109 per share or $10,935.

As of June 30, 2012, the Company has 67,190,397 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by a former officer of the Company. The Company uses office space in the other company’s offices. This arrangement terminated on April 1, 2012. Rent expense was $0 and $620 for the three months ended June 30, 2012 and 2011, respectively, and $599 and $1,229 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 5 - SHORT-TERM LOANS - RELATED PARTY

On August 18 2011, a related party advanced $1,500 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,560 and $1,522 at June 30, 2012 and December 31, 2011, respectively. This note is included as short-term loans – related party on the balance sheet.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On April 9, 2009, the Company entered into a promissory note payable on demand for $10,000 (CD$). The note accrued interest at 5% per annum. On April 30, 2012, the Company amended the note to add a conversion feature that permits the holder, at any time, to convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share.  As part of the new agreement, the holder of the note waived all interest including interest previously accrued.  The unpaid balance was $9,822 and $9,833 at June 30, 2012 and December 31, 2011, respectively.

On December 16, 2011, the Company was advanced $4,100 each from two unrelated parties. The advances are evidenced by two equal convertible promissory notes bearing interest at 5% per annum with a due date on December 31, 2012. In addition, at any time, the holders may convert the notes into shares of the Company’s common stock at an exercise price of $.0025 per share. The unpaid balance including accrued interest was $8,424 and $8,218 at June 30, 2012 and December 31, 2011, respectively.

On March 31, 2012, the Company issued a $15,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of September 30, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. The unpaid balance including accrued interest was $15,188 at June 30, 2012.

On April 20, 2012, the Company issued a $2,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. The unpaid balance including accrued interest was $2,526 at June 30, 2012.

On April 20, 2012, the Company issued a $5,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. The unpaid balance including accrued interest was $5,052 at June 30, 2012.

May 10, 2012, the Company issued a $2,600 convertible note to the Company’s CFO. The loan bears interest at 5% and has a maturity date of November 15, 2012. In addition, at any time, the Company’s CFO may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. The unpaid balance including accrued interest was $2,616 at June 30, 2012.

May 15, 2012, the Company issued a $3,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 15, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. The unpaid balance including accrued interest was $3,522 at June 30, 2012.

As of June 30, 2012, the total short-term loans - convertible amounted to $47,150 including $528 of accrued interest. The conversion price of the notes were fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note were not considered derivative liabilities. The beneficial conversion features of the convertible notes are at a price below fair market value.  The Company recorded interest expense of $162,356 in the accompanying condensed statement of operations for the beneficial conversion feature based on the fair market value of  $0.02 per share of the Company’s common stock at June 30, 2012.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 7 - CONVERSION OF ACCOUNTS PAYABLE AND NOTES PAYABLE TO EQUITY

On September 11, 2008, the Company entered into a License Agreement with Oceanutrasciences Inc., a Canadian company (“ONS”) (the “Agreement”)/ The Agreement is for a term of three years from September 11, 2008 to September 11, 2011. Under the terms of the Agreement, the Company has acquired the license and trademark rights to produce the “Nutra-Pro 80-20” product from ONS in the North America animal feed territory. The Company has acquired these rights for $150,000 (CD$) ($141,525 US$ at September 11, 2008). The Company paid the initial payment of $50,000 (CD$), with the remaining payments due $50,000 (CD$) on October 31, 2008 and $50,000 (CD$) on December 31, 2008. The Company has made a $25,000 (CD$) payment in December 2008, and as of December 31, 2009 and through November 26, 2010 owed $75,000 (CD$), which was reflected in accounts payable and accrued expenses on the balance sheet as of December 31, 2010. On November 26, 2010, ONS has filed bankruptcy in Canada. ONS has sold their assets to another company. The Company was amortizing the license fee over the 36 month term of the Agreement. Amortization expense for the year ended December 31, 2010 was $48,541. The remaining $34,967 of unamortized license fees has been deemed impaired by Management as of December 31, 2010. On May 15, 2012, the Company obtained a legal opinion that the $75,000 (CD$) balance due to ONS should not be recognized as an amount owed by Bio-Solutions and may be written off at December 31, 2011. The legal opinion contains a four part justification, first, the contract was never fulfilled by ONS, second, the September 20, 2009 ONS bankruptcy documents did not recognize the $75,000 (CD$) as an asset of ONS, third, subsection 10.1 of the Agreement provides for the right of one party to request the Agreement be resiliated in the event one party files for bankruptcy and finally, the contractual prescription in the province of Quebec, Canada, for similar contracts is three (3) years. At December 31, 2011, the Company wrote-off the $73,748 (US$) as a conversion of accounts payable to equity.

On June 15, 2012, Gilles Chaumillon resigned as President, Chief Executive Officer and Director of the Company. In addition, Mr. Chaumillon agreed to settle his outstanding debt, interest and account payable balances of $227,811 for $10,000 payable in ten equal monthly installments of $1,000 beginning July 2012. At June 30, 2012, the Company wrote-of the net amount of $217,811 as a conversion of accounts payable and notes payable to equity.

BIO-SOLUTIONS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 8 - INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The acquisition from Type2 Defense, a Texas based sole proprietorship was for the issuance of 20,000,000 shares of the Company’s common stock. The shares are valued at $200,000 or $0.01 per share based on the closing price of the Company’s common stock on September 26, 2011. The agreement also includes the issuance of 10,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 10,000,000 shares of Company’s common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 600,000 shares of the Company’s common stock related to the reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors. The shares were valued at $0.013 per share or $6,600 and included as intellectual property on the accompanying condensed balance sheet. The issuance of 10,000,000 shares of the Company’s common stock upon reaching 1,500 customers was reduced by the advance to 9,400,000 shares. As of August 13, 2012, the agreement provisions for achieving operational milestones for 10,000,000 shares of the Company’s common stock and reaching 1,500 customers for 9,400,000 shares of the Company’s common stock have not been achieved.

All assets other than the intellectual property had a fair value of $0, with the intellectual property being valued at $206,600. The Company has not amortized this value as they deem the value to have an infinite useful life and will test the value at each year end for impairment.

NOTE 9 - FAIR VALUE MEASUREMENTS

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
JUNE 30, 2012 AND 2011 (UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS

July 18, 2012, the Company issued a $30,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share.

During July 2011, the Company began the first production run of the Type 2 Defense product.  The production run will finish in early September 2012.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment to or disclosure in the consolidated financial statements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011, together with notes thereto as previously filed with our Annual Report on Form 10-K on May 31, 2012. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2012.

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

For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

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

Results of Operations.

Revenues. We generated no revenues for the three months ended June 30, 2012 and 2011. We hope to generate substantial revenues, continue operations and implement our business plan by the end of calendar 2012. For the three months ended June 30, 2011, we had no gross profit compared to a gross profit of $698 for the three months ended June 30, 2011 related to a gain on currency translation.

Operating Expenses. For the three months ended June 30, 2012, we had total operating expenses of $21,274, as compared to total operating expenses of $453,653 for the three months ended June 30, 2011. The decrease of $432,379 in operating expenses between the two periods is primarily due to decreased professional fees paid for by the issuance of common stock. We also expect we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss. For the three months ended June 30, 2012, after interest expense of $163,323, we had a net loss of $184,597 or $0.003 per share. In comparison, for the three months ended June 30, 2011, after interest expense of $5,342, we had a net loss of $458,297 or $0.02 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Results of Operations.

Revenues. We generated no revenues for the six months ended June 30, 2012 and 2011. For the six months ended June 30, 2011, we had no gross profit compared to a gross profit of $2,758 for the six months ended June 30, 2011 related to a gain on currency translation.

Operating Expenses. For the six months ended June 30, 2012, we had total operating expenses of $28,254, as compared to total operating expenses of $560,098 for the six months ended June 30, 2011. The decrease of $531,844 in operating expenses between the two periods is primarily due to decreased professional fees paid for by the issuance of common stock. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss. For the six months ended June 30, 2012, after interest expense of $164,057, we had a net loss of $192,311 or $0.003 per share. In comparison, for the six months ended June 30, 2011, after interest expense of $10,537, we had a net loss of $567,877 or $0.02 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources.

As of June 30, 2012 our current assets totaled $27,220 consisting of $220 in cash and $27,000 of pre-paid costs for our initial production run of the Type 2 Defense product. Our other assets totaled $206,600 applicable to the Type 2 Defense intellectual property.

Our current liabilities were $179,490 as of June 30, 2012, which was represented by accounts payable and accrued expenses of $130,780, short terms loans to related parties of $1,560, and convertible notes payable of $47,150. We had no other liabilities and no long term commitments or contingencies as of June 30, 2012.

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

On June 30, 2012, the Company issued a $15,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of September 30, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

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

On June 15, 2012, Gilles Chaumillon resigned as President, Chief Executive Officer and Director of the Company. In addition, Mr. Chaumillon agreed to settle his outstanding debt, interest and account payable balances of $227,811 for $10,000 payable in ten equal monthly installments of $1,000 beginning July 2012. At June 30, 2012, the Company wrote-of the net amount of $217,811 as a conversion of accounts payable and notes payable to equity.

We had a working capital deficit of 152,270 at June 30, 2012. Unless we secure additional funding, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.
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

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2012, the date of this report, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of June 30, 2012.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiency that represents material weaknesses at June 30, 2012:

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

As a result of this material weakness described above, management has concluded that, as of June 30, 2012, the Company’s internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO. The Company intends to augment the Company’s internal controls procedures and expand the Company’s accounting staff. The Company intends to initiate measures to remediate and refine the Company’s internal controls to address this identified material weakness as the Company grows and obtains a stronger cash position that would justify additional expenditures.

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

Bio-Solutions Corp., a Nevada corporation

August 13, 2012	By:	/s/ William J Gallagher
William J Gallagher Chief Executive Officer, Chief Financial Officer and a Director (Principal Executive Officer and Financial and Accounting Officer)