Form 10-Q
period 2012-09-30
Bio-Solutions Corp.
filed 2012-11-14
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

_________________

 ☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

_________________

BIO-SOLUTIONS CORP.

(Exact name of registrant as specified in its charter)

_________________

Nevada	333-147917	90-0557171
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1250 NE Loop 410, Suite 200, San Antonio, TX 78209
(Address of Principal Executive Offices) (Zip Code)

(210) 268-9409
(Registrant’s telephone number, including area code)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2012
Common stock, $0.001 par value	91,703,731

PART I

BIO-SOLUTIONS, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	F-2

	Consolidated Statements of Operations for the three and Nine months ended September30, 2012 and 2011 and Development Stage from October 1, 2011 to September 30, 2012 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the Nine months ended September 30, 2012 and 2011 and Development Stage from October 1, 2011 to September 30, 2012 (Unaudited)	F-4

	Notes to Consolidated Financial Statements (Unaudited)	F-5

ITEM 1A.	RISK FACTORS	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4.	CONTROLS AND PROCEDURES	6

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	6

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	7

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	7

ITEM 4.	MINE SAFETY DISCLOSURE	7

ITEM 5.	OTHER INFORMATION	7

ITEM 6.	EXHIBITS	7

SIGNATURES		8

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

The results for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on May 31, 2012.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011
IN US $

	SEPTEMBER 30,	DECEMBER 31,
ASSETS	2012	2011
	(unaudited)
CURRENT ASSETS
Cash	$277	$82
Inventory	—	—
Prepaid expenses	27,000	27,000
Total current assets	27,277	27,082

Other Asset
Intellectual Property	206,600	206,600

TOTAL ASSETS	$233,877	$233,682

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$151,594	$296,429
Liability for stock to be issued	225,000	41,500
Short - term loans	—	19,666
Short - term loans - related parties	1,578	49,158
Short - term loans – convertible	79,717	8,200
Due to officer	—	4,751
Total current liabilities	457,889	419,704

TOTAL LIABILITIES	457,889	419,704

STOCKHOLDERS' DEFICIENCY
Common stock, $0.001 par value, 90,000,000 shares authorized,
74,330,397 and 65,440,397 shares issued and outstanding as of
September 30, 2012 and December 31, 2010, respectively	74,330	65,440
Additional paid in capital	3,496,212	2,861,253
Deferred Compensation	(187,500)	—
Accumulated deficit	(2,873,925)	(2,873,925)
Deficit accumulated during the development stage	(657,323)	(169,572)
Accumulated other comprehensive loss	(75,806)	(69,218)
Total stockholders' deficiency	(224,012)	(186,022)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$233,877	$233,682
The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH SEPTEMBER 30, 2012

IN US$

					DEVELOPMENT STAGE
					PERIOD FROM
	THREE MONTHS ENDED		NINE MONTHS ENDED		OCTOBER 1, 2011 to
	SEPTEMBER 30,		SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011	2012

REVENUE	$—	$—	$—	$—	$—

COST OF REVENUES
Beginning inventory	—	90,516	—	87,758	—
Purchases/Write-off of obsolete inventory	—	(8,118)	—	(8,118)	3,632
Ending inventory	—	(83,272)	—	(83,272)	—
Total Cost of Revenues	—	(874)	—	(3,632)	3,632

GROSS PROFIT (LOSS)	—	874	—	3,632	(3,632)

OPERATING EXPENSES
Professional fees and wages	208,333	156,955	232,098	707,229	313,724
Amortization expense and impairment	—	—	—	—	85,288
General and administrative	632	4,335	5,121	14,159	5,631
Total Operating Expenses	208,965	161,290	237,219	721,388	404,643

NET LOSS BEFORE OTHER EXPENSE	(208,965)	(160,416)	(237,219)	(717,756)	(408,275)

OTHER EXPENSE
Interest expense	(73,975)	(1,321)	(238,032)	(11,858)	(236,548)
Total other expense	(73,975)	(1,321)	(238,032)	(11,858)	(236,548)

NET LOSS	$(282,940)	$(161,737)	$(475,251)	$(729,614)	$(644,823)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	73,773,114	32,545,123	69,400,652	26,286,025

NET LOSS PER SHARE	$(0.004)	$(0.005)	$(0.007)	$(0.03)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(282,940)	$(161,737)	$(475,251)	$(729,614)	$(644,823)
Currency translation gains (losses)	(6,649)	23,274	(6,588)	5,319	(13,106)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(289,589)	$(138,463)	$(481,839)	$(724,295)	$(657,929)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH SEPTEMBER 30, 2012

	IN US$

			DEVELOPMENT STAGE
	NINE MONTHS ENDED SEPTEMBER 30,		PERIOD FROM OCTOBER 1, 2011 TO
	2012	2011	SEPTEMBER 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(475,251)	$(729,614)	$(644,823)

Adjustments to reconcile net loss
to net cash used in operating activities:
Impairment expense	—	—	85,288
Common stock issued for services	169,000	607,817	262,194
Beneficial Conversion Feature of Notes Payable	235,538	—	235,538
Change in assets and liabilities
Increase (decrease) in accounts payable and accrued expenses	4,034	103,493	(9,875)
Total adjustments	408,572	711,310	573,145
Net cash (used in) operating activities	(66,679)	(18,304)	(71,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	—	11,480	—
Proceeds from short-term loans, net of repayments	—	9,950	(1,387)
Proceeds from short-term loans - related party, net of repayments	—	—	4,867
Proceeds from convertible notes payable, net of repayments	61,600	(2,386)	59,850
Net cash provided by financing activities	61,600	19,044	63,330

Effect of foreign currency	5,274	3,156	4,696

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	195	3,896	(3,652)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	82	33	3,929

CASH AND CASH EQUIVALENTS - END OF PERIOD	$277	$3,929	$277

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of notes payable and accrued interest to common stock	$14,100	$278,588	$23,961
Conversion of liability to common stock	$41,500	$142,429	$41,500
Acquisition of intellectual property of Type2 Defense for common shares	$—	$200,000	$6,600
Conversion of accounts payable and notes payable to equity (Note 7)	$217,811	$—	$291,559
The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

On September 30, 2010, the board of directors approved the increase of the authorized shares of common stock from 75,000,000 to 90,000,000. In addition the board approved a 1.20 to 1 stock split. All shares have been reflected retroactively in accordance with SAB Topic 14C.

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics.

During October 2011, the Company decided to abandon the former operations to focus solely on the Type2 Defense product. All inventories from the former products were written off as of October 1, 2011. The Type 2 Defense product is currently under development with the initial shipment expected during the quarter ending December 31, 2012.

The Company has elected to enter the development stage on October 1, 2012 and expects to emerge from the development stage during the quarter ending December 31, 2012.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $3,531,248 since inception, of which $657,323 are deficits accumulated during the development stage, and needs to raise additional funds to carry out the Company’s business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates that they will need a $100,000 capital infusion to continue operations through the end of 2012. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officers and directors may need to contribute funds to sustain operations.

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

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

The Company operates in Canada and the United States, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at quarter-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional and reporting currency is the United States dollar. The Company records translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the accompanying results of operations. For the nine months ended September 30, 2012, the Company recorded translation losses of $6,588 compare to translation gains of $5,319 for the nine months ended September 30, 2011.

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of September 30, 2012, no additional accrual for income taxes is necessary.

Revenue Recognition

The Company currently has no revenue. Once the Company emerges from the development state and generates revenue from the sales of our products, the following criteria for recognition will be utilized:

1) Persuasive evidence of an arrangement exists;

2) delivery has occurred or services have been rendered;

3) the seller’s price to the buyer is fixed or determinable, and

4) collectable is reasonably assured.

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company has not issued any options or warrants to date. At September 30, 2012, the total shares issuable upon conversion of convertible notes payable would be 14,532,063 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of September 30, 2012, the Company had no inventory.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

In September 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

During September 2011, the Company issued 900,000 registered shares of the Company’s common stock to a consultant for services to the Company. These shares were valued at $0.03 per share or $27,000.

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

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

During April 2012, the Company issued 100,000 unregistered shares of the Company’s common stock to settle a notes payable and related accrued interest. These shares were valued at $0.109 per share or $53,500.

During July 2012, a director was issued 2,000,000 unregistered shares of the Company’s common stock for director compensation. These shares were valued at $0.024 per share or $48,000.

During July 2012, three consultants were issued 3,250,000 unregistered shares of the Company’s common stock for sales, financing and investor/public relations compensation. These shares were valued at $0.024 per share or $78,000.

During July and September 2012, the Company issued 1,640,000 registered shares of the Company’s common stock to settle a convertible note payable. These shares were valued at $0.0025 per share or $4,100.

During September 2012, a former director was issued 250,000 unregistered shares of the Company’s common stock for director compensation. These shares were valued at $0.024 per share or $5,500.

As of September 30, 2012, the Company has 74,330,397 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by a former officer of the Company. The Company uses office space in the other company’s offices. This arrangement terminated on April 1, 2012. Rent expense was $599 and $1,860 for the nine months ended September 30, 2012 and 2011, respectively.

On July 1, 2012, the Company award William Gallagher, Chief Executive Officer, Chief Financial Officer and Director, an 18 month employment contract that terminates on December 13, 2013. Mr. Gallagher will be compensated with 15,000,000 unregistered shares of the Company’s common stock at a rate of $0.015 per share. The Company has recorded $37,500 for compensation expense in the accompanying statement of operations and 187,500 as deferred compensation in the accompanying stockholders deficiency section of the balance sheet. The shares were issued to Mr. Gallagher in October 2012.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 5 - SHORT-TERM LOANS - RELATED PARTY

On August 18 2011, a related party advanced $1,500 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,578 and $1,522 at September 30, 2012 and December 31, 2011, respectively. This note is included as short-term loans – related party on the balance sheet.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On March 27, 2009, the Company entered into a promissory note payable on demand for $10,000 (CD$). The note accrued interest at 5% per annum. On November 30, 2012, the Company amended the note to add a conversion feature that permits the holder, at any time, to convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share. As part of the new agreement, the holder of the note waived all interest including interest previously accrued. During December 2011, $7,500 CAD was converted into 3,000,000 shares of the Company’s common stock at $0.0025 per share. The unpaid balance was $2,543 at September 30, 2012.

On April 9, 2009, the Company entered into a promissory note payable on demand for $10,000 (CD$). The note accrued interest at 5% per annum. On April 30, 2012, the Company amended the note to add a conversion feature that permits the holder, at any time, to convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share. As part of the new agreement, the holder of the note waived all interest including interest previously accrued. The unpaid balance was $10,171 and $9,833 at September 30, 2012 and December 31, 2011, respectively.

On December 16, 2011, the Company was advanced $4,100 each from two unrelated parties. The advances are evidenced by two equal convertible promissory notes bearing interest at 5% per annum with a due date on December 31, 2012. In addition, at any time, the holders may convert the notes into shares of the Company’s common stock at an exercise price of $.0025 per share. During July and September 2012, one of the convertible notes was converted into 1,640,000 shares of the Company’s common stock at $0.0025 per share. The unpaid balance including accrued interest was $4,263 and $8,218 at September 30, 2012 and December 31, 2011, respectively.

On March 31, 2012, the Company issued a $15,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of September 30, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. The unpaid balance including accrued interest was $15,375 at September 30, 2012.

On April 20, 2012, the Company issued a $2,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. The unpaid balance including accrued interest was $2,557 at September 30, 2012.

On April 20, 2012, the Company issued a $5,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. The unpaid balance including accrued interest was $5,115 at September 30, 2012.

May 10, 2012, the Company issued a $2,600 convertible note to the Company’s CFO. The loan bears interest at 5% and has a maturity date of November 15, 2012. In addition, at any time, the Company’s CFO may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. The unpaid balance including accrued interest was $2,649 at September 30, 2012.

May 15, 2012, the Company issued a $3,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 15, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. The unpaid balance including accrued interest was $3,566 at September 30, 2012.

July 18, 2012, the Company issued a $30,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share. The unpaid balance including accrued interest was $30,313 at September 30, 2012.

August 22, 2012, the Company issued a $20,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of January 22, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share. As of September 30, 2012, $3,000 has been advanced on the loan. The unpaid balance including accrued interest was $3,019 at September 30, 2012.

As of September 30, 2012, the total short-term loans - convertible amounted to $79,717 including $1,303 of accrued interest. The conversion price of the notes were fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note were not considered derivative liabilities. The beneficial conversion features of the convertible notes are at a price below fair market value. The Company recorded interest expense of $73,182 and $235,537 for the three and nine months ended September 30, 2012, respectively, in the accompanying condensed statement of operations for the beneficial conversion feature based on the fair market value of $0.023 per share of the Company’s common stock at September 30, 2012.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

On June 15, 2012, Gilles Chaumillon resigned as President, Chief Executive Officer and Director of the Company. In addition, Mr. Chaumillon agreed to settle his outstanding debt, interest and account payable balances of $227,811 for $10,000 payable in ten equal monthly installments of $1,000 beginning July 2012. At June 30, 2012, the Company wrote-of the net amount of $217,811 as a conversion of accounts payable and notes payable to equity. At September 30, 2012, Mr. Chaumillon is owed $9,000.

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 8 - INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The acquisition from Type2 Defense, a Texas based sole proprietorship was for the issuance of 20,000,000 shares of the Company’s common stock. The shares are valued at $200,000 or $0.01 per share based on the closing price of the Company’s common stock on September 26, 2011. The agreement also includes the issuance of 10,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 10,000,000 shares of Company’s common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 600,000 shares of the Company’s common stock related to the reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors. The shares were valued at $0.013 per share or $6,600 and included as intellectual property on the accompanying condensed balance sheet. The issuance of 10,000,000 shares of the Company’s common stock upon reaching 1,500 customers was reduced by the advance to 9,400,000 shares. As of November 14, 2012, the agreement provisions for achieving operational milestones for 10,000,000 shares of the Company’s common stock and reaching 1,500 customers for 9,400,000 shares of the Company’s common stock have not been achieved.

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

BIO-SOLUTIONS CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS

During October 2012, a convertible promissory note for $15,375 including interest was fully converted into 1,708,334 registered shares of the Company’s common stock at $0.009 per share.

During October 2012, an attorney was issued 665,000 registered shares of the Company’s common stock for legal services to the Company.

During October 2012, the board of directors increased the number of common shares authorized from 90,000,000 to 200,000,000 shares.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011, together with notes thereto as previously filed with our Annual Report on Form 10-K on May 31, 2012. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2012.

Background

Our Business

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

During October 2011, the Company decided to abandon the former operations to focus solely on the Type2 Defense product. All inventories from the former products were written off as of October 1, 2011. The Type 2 Defense product is currently under development with the initial shipment expected during the quarter ending December 31, 2012.

The Company has elected to enter the development stage on October 1, 2012 and expects to emerge from the development stage during the quarter ending December 31, 2012.

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011

We have finalized our formulations and are in the final stages of launching our website. With the launch of our website, we expect to generate sales by the fiscal quarter ended December 31, 2012. Fulfillment will be handled by a third party fulfillment house. We will likely require additional working capital to fully implement our business plan for 2012. We have no commitment for additional funding.

Results of Operations

Revenues

We generated no revenues for the three months ended September 30, 2012 and 2011. We hope to generate substantial revenues, continue operations and implement our business plan by the end of calendar 2012. For the three months ended September 30, 2012, we had no gross profit compared to a gross profit of $874 for the three months ended September 30, 2011 related to a gain on currency translation.

Operating Expenses

For the three months ended September 30, 2012, we had total operating expenses of $221,465, as compared to total operating expenses of $161,290 for the three months ended September 30, 2011. The increase of $60,175 in operating expenses between the two periods is primarily due to increased professional fees paid for by the issuance of common stock. We also expect we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss. For the three months ended September 30, 2012, after interest expense of $73,975, we had a net loss of $295,440 or $0.004 per share. In comparison, for the three months ended September 30, 2011, after interest expense of $1,321, we had a net loss of $161,737 or $0.005 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the Nine months ended September 30, 2012 as compared to the Nine months ended September 30, 2011.

Results of Operations.

Revenues

We generated no revenues for the Nine months ended September 30, 2012 and 2011. For the nine months ended September 30, 2011, we had no gross profit compared to a gross profit of $3,632 for the nine months ended September 30, 2011 related to a gain on currency translation.

Operating Expenses

For the nine months ended September 30, 2012, we had total operating expenses of $249,719, as compared to total operating expenses of $721,388 for the nine months ended September 30, 2011. The decrease of $471,669 in operating expenses between the two periods is primarily due to decreased professional fees paid for by the issuance of common stock. We also expect that we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss

For the nine months ended September 30, 2012, after interest expense of $238,032, we had a net loss of $487,751 or $0.007 per share. In comparison, for the nine months ended September 30, 2011, after interest expense of $11,858, we had a net loss of $729,614 or $0.03 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

As of September 30, 2012 our current assets totaled $27,277 consisting of $277 in cash and $27,000 of pre-paid costs for our initial production run of the Type 2 Defense product. Our other assets totaled $206,600 applicable to the Type 2 Defense intellectual property.

Our current liabilities were $457,889 as of September 30, 2012, which was represented by accounts payable and accrued expenses of $139,094, liability for stock to be issued of 225,000, short terms loans to related parties of $1,578, and convertible notes payable of $79,717. We had no other liabilities and no long term commitments or contingencies as of September 30, 2012.

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

On September 30, 2012, the Company issued a $15,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of September 30, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

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

On July 18, 2012, the Company issued a $30,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share.

On August 22, 2012, the Company issued a $20,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of January 22, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share. At September 30, 2012, $3,000 had been advanced on the note. During October 2012, an additional $10,000 was advanced on the note.

We had a working capital deficit of $430,162 at September 30, 2012. Unless we secure additional funding, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.

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

Our auditors have questioned our ability to continue operations as a “going concern”. We hope to obtain significant revenues from future product sales. In the absence of significant sales and profits, we will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations. The Company estimates that they will need a $100,000 capital infusion to continue operations through the end of 2012.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4.

Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2012. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The controls designed were adequate for financial disclosures required for the preparation of the 10-Q filing; however due to lack of resources in the company’s accounting department the controls were not operating effectively. The remediation plan for improving the effectiveness over financial disclosure controls, which caused the material weakness over financial disclosures required in the 10-Q, include the creation of a financial disclosures roll-forward model in accordance with the disclosures contained in the 10-Q report.  This model will be maintained and updated by Company staff and management as new business transactions require additional financial disclosures. As the Company obtains additional  resources these financial disclosures will be reviewed by an outside financial disclosure expert for completeness and accuracy earlier in the financial statement closing process cycle in order to help ensure completeness and accuracy for reporting financial disclosures.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On April 18, 2012, the holder of a November 10, 2009 promissory note for $10,000 (CAD) converted the note plus accrued interest of $833 (CAD) into 100,000 shares of the Company’s unregistered common stock to fully settle the debt.

On July 31, 2012, a director was issued 2,000,000 unregistered shares of the Company’s common stock for director compensation. These shares were valued at $0.024 per share or $48,000.

On July 31, 2012, three consultants were issued 3,250,000 unregistered shares of the Company’s common stock for sales, financing and investor/public relations compensation. These shares were valued at $0.024 per share or $78,000.

On September 6, 2012, a former director was issued 250,000 unregistered shares of the Company’s common stock for director compensation. These shares were valued at $0.022 per share or $5,500.

•	the aggregate shares of common stock were issued to five United States residents and a Canadian resident in reliance on Section 4(2) and Rule 506 promulgated under the Securities Act of 1933, as amended. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities;
•	the sale was made to a sophisticated or accredited investor, as defined in Rule 502;
•	we gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;
•	at a reasonable time prior to the sale of securities, we advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2; and
•	neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising.

Item 3.Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

Item 5. ,Other information

None

Item 6. ,Exhibits

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

Bio-Solutions Corp.

a Nevada corporation

November 14, 2012	By:	/s/ William J Gallagher
William J Gallagher Chief Executive Officer, Chief Financial Officer and a Director