Form 10-K
period 2012-12-31
Bio-Solutions Corp.
filed 2013-03-22
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒  Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐  Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934

For the transition period from N/A to N/A

BIO-SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such sorter period that the Registrant was required to submit and post such files. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small Business Issuer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1,275,000. Such aggregate market value was computed by reference to the closing price of the Common Stock on June 30, 2012 of $0.02 per share. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officer.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   ☐  Yes    ☐  No

APPLICABLE ONLY TO CORPPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

As of March 22, 2013, there were 116,137,036 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Certificate of Amendment – Increase in Authorized Capital. On October 17, 2012, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock pursuant to written consents in lieu of a meeting approved an amendment to our Articles of Incorporation to increase the authorized capital (the “Amendment”). The Amendment was filed with the Nevada Secretary of State on October 17, 2012 increasing our authorized capital from 90,000,000 shares of common stock to 200,000,000 shares of common stock, par value $0.001.

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

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type 2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. With the acquisition of Type 2 Defense we abandoned our former operations and now focus exclusively on the Type 2 Defense product. Since we abandoned our former operations, we wrote off any inventories attributable to our former operations.

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

Internet ad click-throughs will lead prospective customers directly to our home page. The home page and other pages will be available for shoppers to peruse and satisfy curiosity. We anticipate that our web page will be fully operational within the next three months at which time we intend to sell Market Type2 Defense.

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

We anticipate that our project will be produced by Nutricap Labs. If Nutricap Labs cannot fulfill our orders, we believe that there are several other manufacturers who can meet our exacting production standards. We intend to utilize third party providers to handle order fulfillment.

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

Employees. We have two full-time employees. We will need to hire additional employees as we expand our business operations. We may also outsource services to third party providers and hire consultants to support our expansion and business development.

Facilities. Our executive, administrative and operating offices are located at 1250 NE Loop 410, Suite 200, San Antonio, TX 78209. This office space has been sufficient for our current operations. We do not believe that there will be any difficulty in obtaining additional office at competitive prices when necessary.

Item 1A. Risk Factors.

RISK FACTORS ASSOCIATED WITH OUR NEW BUSINESS MODEL

An investment in our common stock involves a high degree of risk. You should carefully consider the risk factors described below together with all of the other information contained herein. Each of these risks could have a material adverse effect on our business, operating results, financial condition and/or growth prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of these risks actually occur, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and shareholders could lose all or part of their investment.

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

We have not yet implemented our Type2 Defense marketing program. Our website is in the final developmental stages. Our officer has limited experience in the sales and marketing of this type of product. There can be no assurance that once our website becomes fully operational, revenues will be sufficient to support our ongoing operations or hire and retain qualified consultants to support our marketing program.

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

Because we are a development stage, we have limited revenues to sustain our operations.

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

We have incurred a net loss for the year ended December 31, 2012, and expect to incur net losses for the foreseeable future.

As of December 31, 2012, our net loss for the year ended December 31, 2012 was $399,078. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations in which case operations may terminate.

Our products and processes can expose us to product liability claims.

Product liability claims or product recalls can adversely affect our business reputation and expose us to increased scrutiny by governmental regulators. The packaging, marketing and distribution of Type2 Defense involve an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of our Product causes injury, illness or death. We could be required to recall our Product in the event of contamination or damage to the products. In addition to the risks of product liability or product recall due to deficiencies caused by our production or processing operations, we may encounter the same risks if any third party tampers with our Product. We cannot assure you that we will not be required to perform product recalls, or that product liability claims will not be asserted against us, in the future. Any claims that may be made may create adverse publicity that would negatively affect our ability to market our products successfully.

Our officer and directors are engaged in other activities that could conflict with our interests. Therefore our officers and directors may not devote sufficient time to our affairs, which may affect our ability to conduct marketing activities and generate revenues.

The individuals serving as officer and directors have existing responsibilities and may have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities may occur from time to time, in that our officers and directors shall have conflicts of interest in allocating time, services and functions between the other business ventures in which they may or become involved and our affairs. Outside demands on our management’s time may prevent them from devoting sufficient time to our operations.

Our executive officer, board of directors and key employees are crucial to our business, and we may not be able to recruit, integrate and retain the personnel we need to succeed.

Our success will depend upon a number of key management, sales, technical and other critical personnel. The loss of the services of any key personnel, or our inability to attract, integrate and retain highly skilled technical, management, sales and marketing personnel could result in significant disruption to our operations, including our inability or limited success in locating new sites, effectiveness of sales efforts, quality of customer service, and completion of our initiatives, including growth plans and the results of our operations. Any failure by us to find suitable replacements for our key senior management may be disruptive to our operations.

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

The costs to meet our reporting requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to operate our business. Complying with federal securities laws as a public company is expensive and we will incur significant time and expense enhancing, documenting, testing and certifying our internal control over financial reporting.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases. Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations. Furthermore, SEC rules require that our chief executive officer/chief financial officer periodically certify the existence and effectiveness of our internal control over financial reporting.

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

Additional Issuance of Equity Securities in Accordance with Provisions of Certain Convertible Notes May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 200,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. We have entered into numerous convertible notes as a source of funding and, upon conversion, will result in the issuance of a substantial number of shares of common stock. If we do issue any such additional shares, such issuances will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

Nevada Law and Our Articles of Incorporation May Protect our Directors From Certain Types of Lawsuits.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

As of December 31, 2012, we held no real property. We do not presently own any interests in real estate.

Facilities

Our executive, administrative and operating offices are located at 1250 NE Loop 410, Suite 200, San Antonio, TX 78209.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosure.

Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

A. Market Information

The Company’s Common Stock is currently quoted for sale on Pink Sheets of the National Quotation Service under the symbol BISU. The high and low closing prices of the Company’s common stock since January 1, 2011 are set forth below. These closing prices do not reflect retail mark-up, markdown or commissions.

	High Bid	Low Bid

2012
First Quarter	$0.06	$0.01
Second Quarter	$0.04	$0.02
Third Quarter	$0.03	$0.01
Fourth Quarter	$0.03	$0.01

2011
First Quarter	$0.07	$0.03
Second Quarter	$0.08	$0.02
Third Quarter	$0.05	$0.01
Fourth Quarter	$0.02	$0.01

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

Holders.

As of March 22, 2013 there were approximately 260 record holders of our common stock.

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

Equity Compensation Plan.

We have two equity compensation plans - our 2011 Incentive and Equity Compensation Plan and our 2013 Stock Incentive Plan. The table set forth below presents information as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Available for Future Issuance Under Equity Compensation Plans (excluding column (a)) (c)
Equity Compensation Plans Approved by Security Holders	n/a	n/a	n/a
Equity Compensation Plans Not Approved by Security Holders	n/a	n/a	n/a
2011 Incentive and Equity Compensation Plan Stock Options	n/a	n/a	289,000
2013 Stock Incentive Plan	n/a	n/a	21,375,000
Total	n/a	n/a	21,664,000

We are authorized to issue 20 million shares of our common stock pursuant to our 2011 Incentive and Equity Compensation Plan (the “Plan”). To date, we have granted 19,711,000 shares under this plan.

We are authorized to issue 30,000,000 shares of our common stock pursuant to our 2013 Stock Incentive Plan. (the "2013 Plan"). To date, we have granted 8,625,000 shares under this plan.

2011 Plan

The purpose of the 2011 Plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to attract, retain and reward directors, employees and consultants (collectively, “Participants”) and strengthen the mutuality of interests between such persons and the Company’s stockholders.

Awards

Pursuant to the 2011 Plan, the Company may issue non-qualified stock options (“Non-Qualified Stock Options”), incentive stock options (“Incentive Stock Options”, together with Non-Qualified Stock Options referred to herein as “Stock Options”), stock appreciation rights (“Stock Appreciation Rights”), restricted stock (“Restricted Stock”) and registered stock (“Registered Stock”), (collectively, the “Awards”) to eligible Participants.

All employees of and consultants to the Company and its affiliates are eligible to be granted Non-Qualified Stock Options, Stock Appreciation Rights, Restricted Stock and Registered Stock. All employees and directors of the Company and its affiliates are eligible to be granted Incentive Stock Options.

The aggregate number of shares of Common Stock which may be issued under the 2011 Plan with respect to which Awards may be granted shall not exceed 20,000,000 shares of common stock.

If any Stock Option or Stock Appreciation Right granted under the 2011 Plan expires, terminates or is cancelled for any reason without having been exercised in full or, with respect to Stock Options, the Company repurchases any Stock Option, the number of shares of Common Stock underlying the repurchased Stock Option, and/or the number of shares of Common Stock underlying any unexercised Stock Appreciation Right or Stock Option shall again be available for the purposes of Awards under the 2011 Plan.

Administration

The 2011 Plan is administered and interpreted by a Committee (“Committee”) appointed by the Board of Directors, or if no Committee, by the Board of Directors. The Committee has full authority, among other things, to: (a) select the eligible employees and consultants to whom Stock Options, Stock Appreciation Rights, Restricted Stock or Registered Stock may from time to time be granted; (b) determine, in accordance with the terms of the 2011 Plan, the number of shares of Common Stock to be covered by each Award to an eligible employee or consultant granted; and (c) determine the terms and conditions of any Award granted hereunder, including, but not limited to, the exercise or purchase price (if any), any restriction or limitation, any vesting schedule or acceleration thereof, or any forfeiture restrictions or waiver thereof, regarding any Stock Option or other Award, and the Common Stock relating thereto, based on such factors, if any, as the Committee shall determine, in its sole discretion.

Stock Options

The option price per Common Stock purchasable under an Incentive Stock Option shall not be less than 100% of the fair market value of the Common Stock at the time of grant. For the purposes of the 2011 Plan, the “fair market value” means: (i) if the Common Stock is listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq SmallCap Market, the last sale price of the Common Stock in the principal trading market for the Common Stock on such date; (ii) if the Common Stock is not listed on a national securities exchange or quoted on the Nasdaq National Market or Nasdaq SmallCap Market, but is traded in the over-the-counter market, the closing bid price for the Common Stock on such date, as reported by the OTC Bulletin Board or the National Quotation Bureau, Incorporated or similar publisher of such quotations; and (iii) if the fair market value of the Common Stock cannot be otherwise determined, such price as the Committee shall determine, in good faith, based on reasonable methods set forth under Section 422 of the Code.

•	The purchase price of shares of Common Stock subject to a Non-Qualified Stock Option shall be determined by the Committee.
•	The term of each Stock Option shall be fixed by the Committee, but no Stock Option shall be exercisable more than ten (10) years after the date the Stock Option is granted.

Stock Awards

Shares of Restricted Stock or Registered Stock may be issued to eligible employees or consultants either alone or in addition to other Awards granted under the 2011 Plan. The Committee shall determine the eligible persons to whom, and the time or times at which, grants of Restricted Stock or Registered Stock will be made, the number of shares to be awarded, the price (if any) to be paid by the recipient, the time or times within which such Awards may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the Awards. The purchase price of Restricted Stock shall be fixed by the Committee. The purchase price for shares of Restricted Stock may be zero to the extent permitted by applicable law. The Participant shall not be permitted to transfer shares of Restricted Stock awarded under the 2011 Plan during a period set by the Committee.

Tandem Stock Appreciation Rights

Stock Appreciation Rights may be granted in conjunction with all or part of any Stock Option (a “Reference Stock Option”) granted under the 2011 Plan (“Tandem Stock Appreciation Rights”). In the case of a Non-Qualified Stock Option, such rights may be granted either at or after the time of the grant of such Reference Stock Option. In the case of an Incentive Stock Option, such rights may be granted only at the time of the grant of such Reference Stock Option.

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

Non-Tandem Stock Appreciation Rights

Stock Appreciation Rights may also be granted without reference to any Stock Options granted under the 2011 Plan (“Non-Tandem Stock Appreciation Rights”). The term of each Non-Tandem Stock Appreciation Right shall be fixed by the Committee, but shall not be greater than ten (10) years after the date the right is granted.

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

Amendments to the 2011 Plan

The Board may at any time amend, in whole or in part, any or all of the provisions of the 2011 Plan, or suspend or terminate the 2011 Plan entirely. Provided, however, that, unless otherwise required by law or specifically provided in the 2011 Plan, the rights of a Participant with respect to Awards granted prior to such amendment, suspension or termination, may not be impaired without the consent of such Participant and, provided further, without the approval of the stockholders of the Company, if and to the extent required by the applicable provisions of Rule 16b-3 of the 1934 Act or, if and to the extent required, under the applicable provisions of the Code, no amendment may be made which would, among other things: increase the aggregate number of shares of Common Stock that may be issued under the 2011 Plan; change the classification of Participants eligible to receive Awards under the 2011 Plan; decrease the minimum option price of any Stock Option; extend the maximum option period; change any rights under the 2011 Plan with regard to non-employee directors; or require stockholder approval in order for the 2011 Plan to continue to comply with the applicable provisions.

2013 Plan

The purpose of the 2013 Stock Incentive Plan of Bio-Solutions Corp. is to further align the interests of employees, directors and non-employee Consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of the Common Stock and by promoting increased ownership of the Common Stock by such individuals. The 2013 Plan is also intended to advance the interests of the Company and its stockholders by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort the successful conduct of the Company’s business is largely dependent.

Administration.

The 2013 Plan shall be administered by a Committee comprised of one or more members of the Board, or if no such committee exists, the Board. The Committee shall have such powers and authority as may be necessary or appropriate for the Committee to carry out its functions as described in the 2013 Plan. Subject to the express limitations of the 2013 Plan, the Committee shall have authority in its discretion to determine the Eligible Persons to whom, and the time or times at which, Awards may be granted, the number of shares, units or other rights subject to each Award, the exercise, base or purchase price of an Award (if any), the time or times at which an Award will become vested, exercisable or payable, the performance goals and other conditions of an Award, the duration of the Award, and all other terms of the Award. Subject to the terms of the 2013 Plan, the Committee shall have the authority to amend the terms of an Award in any manner that is not inconsistent with the 2013 Plan, provided that no such action shall adversely affect the rights of a Participant with respect to an outstanding Award without the Participant’s consent. The Committee shall also have discretionary authority to interpret the 2013 Plan, to make factual determinations under the 2013 Plan, and to make all other determinations necessary or advisable for 2013 Plan administration, including, without limitation, to correct any defect, to supply any omission or to reconcile any inconsistency in the 2013 Plan or any Award Agreement hereunder. The Committee may prescribe, amend, and rescind rules and regulations relating to the 2013 Plan. The Committee’s determinations under the 2013 Plan need not be uniform and may be made by the Committee selectively among Participants and Eligible Persons, whether or not such persons are similarly situated. The Committee shall, in its discretion, consider such factors as it deems relevant in making its interpretations, determinations and actions under the 2013 Plan including, without limitation, the recommendations or advice of any officer or employee of the Company or such attorneys, consultants, accountants or other advisors as it may select. All interpretations, determinations and actions by the Committee shall be final, conclusive, and binding upon all parties.

Shares Subject to the 2013 Plan.

The maximum aggregate number of shares of Common Stock that may be issued and sold under all Awards granted under the 2013 Plan shall be thirty-million (30,000,000) shares. Shares of Common Stock issued and sold under the 2013 Plan may be either authorized but unissued shares or shares held in the Company’s treasury. To the extent that any Award involving the issuance of shares of Common Stock is forfeited, cancelled, returned to the Company for failure to satisfy vesting requirements or other conditions of the Award, or otherwise terminates without an issuance of shares of Common Stock being made thereunder, the shares of Common Stock covered thereby will no longer be counted against the foregoing maximum share limitations and may again be made subject to Awards under the 2013 Plan pursuant to such limitations. Any Awards or portions thereof that are settled in cash and not in shares of Common Stock shall not be counted against the foregoing maximum share limitations.

If there shall occur any change with respect to the outstanding shares of Common Stock by reason of any recapitalization, reclassification, stock dividend, extraordinary dividend, stock split, reverse stock split or other distribution with respect to the shares of Common Stock, or any merger, reorganization, consolidation, combination, spin-off or other similar corporate change, or any other change affecting the Common Stock, the Committee may, in the manner and to the extent that it deems appropriate and equitable to the Participants and consistent with the terms of the 2013 Plan, cause an adjustment to be made in (i) the maximum number and kind of shares provided hereof, (ii) the number and kind of shares of Common Stock, or other rights subject to then outstanding Awards, (iii) the exercise or base price for each share or other right subject to then outstanding Awards, and (iv) any other terms of an Award that are affected by the event. Notwithstanding the foregoing, in the case of Incentive Stock Options, any such adjustments shall, to the extent practicable, be made in a manner consistent with the requirements of Section 424(a) of the Code.

Notwithstanding anything contained in the 2013 Plan to cover the contrary, including any adjustments, the maximum aggregate number of shares of Common Stock that may be issued and sold under all Awards granted under the 2013 Plan shall be anti-dilutive in the event of a reverse stock split by the Company and shall not result in any reduction in the number of shares available and authorized under the 2013 Plan at the effective time of such reverse stock split(s).

Participation and Awards.

All Eligible Persons are eligible to be designated by the Committee to receive Awards and become Participants under the 2013 Plan. The Committee has the authority, in its discretion, to determine and designate from time to time those Eligible Persons who are to be granted Awards, the types of Awards to be granted and the number of shares of Common Stock or units subject to Awards granted under the 2013 Plan. In selecting Eligible Persons to be Participants and in determining the type and amount of Awards to be granted under the 2013 Plan, the Committee shall consider any and all factors that it deems relevant or appropriate.

Stock Options.

A Stock Option may be granted to any Eligible Person selected by the Committee. Subject to Section 422 of the Code, each Stock Option shall be designated, in the discretion of the Committee, as an Incentive Stock Option or as a Nonqualified Stock Option. The exercise price per share of a Stock Option shall not be less than 85 percent of the Fair Market Value of the shares of Common Stock on the Date of Grant, provided that the Committee may in its discretion specify for any Stock Option an exercise price per share that is higher than the Fair Market Value on the Date of Grant, except that the price shall not be less than 110 percent of the Fair Market Value in the case of any person who owns securities possessing more than 10 percent of the total combined voting power of all classes of securities of the Company. The Committee shall in its discretion prescribe the time or times at which, or the conditions upon which, a Stock Option or portion thereof shall become vested and/or exercisable, and may accelerate the vesting or exercisability of any Stock Option at any time, provided, however, that any Stock Option shall vest at the rate of at least twenty percent (20%) per year over five (5) years from the date the Stock Option is granted, subject to reasonable conditions as may be provided for in the Award Agreement. However, in the case of a Stock Option granted to officers, Non-employee Directors, managers or Consultants of the Company, the Stock Option may become fully exercisable, subject to reasonable conditions, at any time or during any period established by the Company. The requirements for vesting and exercisability of a Stock Option may be based on the continued Service of the Participant with the Company or its Affiliates for a specified time period (or periods) or on the attainment of specified performance goals established by the Committee in its discretion.

Stock Awards.

A Stock Award may be granted to any Eligible Person selected by the Committee. A Stock Award may be granted for past services, in lieu of bonus or other cash compensation, as directors’ compensation or for any other valid purpose as determined by the Committee. A Stock Award granted to an Eligible Person represents shares of Common Stock that are issued without restrictions on transfer and other incidents of ownership and free of forfeiture conditions, except as otherwise provided in the 2013 Plan and the Award Agreement. The deemed issuance price of shares of Common Stock subject to each Stock Award shall not be less than 85 percent of the Fair Market Value of the Common Stock on the date of the grant. In the case of any person who owns securities possessing more than ten percent of the combined voting power of all classes of securities of the issuer or its parent or subsidiaries possessing voting power, the deemed issuance price of shares of Common Stock subject to each Stock Award shall be at least 100 percent of the Fair Market Value of the Common Stock on the date of the grant. The Committee may, in connection with any Stock Award, require the payment of a specified purchase price.

Restricted Stock Awards.

Restricted Stock Award may be granted to any Eligible Person selected by the Committee. The deemed issuance price of shares of Common Stock subject to each Restricted Stock Award shall not be less than 85 percent of the Fair Market Value of the Common Stock on the date of the grant. In the case of any person who owns securities possessing more than ten percent of the combined voting power of all classes of securities of the issuer or its parent or subsidiaries possessing voting power, the deemed issuance price of shares of Common Stock subject to each Restricted Stock Award shall be at least 100 percent of the Fair Market Value of the Common Stock on the date of the grant. The Committee may require the payment by the Participant of a specified purchase price in connection with any Restricted Stock Award. The restrictions imposed on shares granted under a Restricted Stock Award shall lapse in accordance with the vesting requirements specified by the Committee in the Award Agreement, provided that the Committee may accelerate the vesting of a Restricted Stock Award at any time. Such vesting requirements may be based on the continued Service of the Participant with the Company or its Affiliates for a specified time period (or periods) or on the attainment of specified performance goals established by the Committee in its discretion. If the vesting requirements of a Restricted Stock Award shall not be satisfied, the Award shall be forfeited and the shares of Common Stock subject to the Award shall be returned to the Company.

Change in Control.

Except to the extent an Award Agreement provides for a different result, notwithstanding anything elsewhere in the 2013 Plan or any rules adopted by the Committee pursuant to the 2013 Plan to the contrary, if a Triggering Event shall occur within the 12-month period beginning with a Change in Control of the Company, then, effective immediately prior to such Triggering Event, each outstanding Stock Option, to the extent that it shall not otherwise have become vested and exercisable, shall automatically become fully and immediately vested and exercisable, without regard to any otherwise applicable vesting requirement.

Forfeiture Events.

The Committee may specify in an Award Agreement at the time of the Award that the Participant’s rights, payments and benefits with respect to an Award shall be subject to reduction, cancellation, forfeiture or recoupment upon the occurrence of certain specified events, in addition to any otherwise applicable vesting or performance conditions of an Award. Such events shall include, but shall not be limited to, termination of Service for cause, violation of material Company policies, breach of noncompetition, confidentiality or other restrictive covenants that may apply to the Participant, or other conduct by the Participant that is detrimental to the business or reputation of the Company.

Effective Date; Amendment and Termination.

The 2013 Plan shall become effective following its adoption by the Board. The term of the 2013 Plan shall be ten (10) years from the date of adoption by the Board.

The Board may at any time and from time to time and in any respect, amend or modify the 2013 Plan. The Board may seek the approval of any amendment or modification by the Company’s stockholders to the extent it deems necessary or advisable in its discretion for purposes of compliance with Section 162(m) or Section 422 of the Code, or exchange or securities market or for any other purpose. No amendment or modification of the 2013 Plan shall adversely affect any Award theretofore granted without the consent of the Participant or the permitted transferee of the Award.

The 2013 Plan shall terminate on the tenth anniversary of the date of its adoption by the Board. The Board may, in its discretion and at any earlier date, terminate the 2013 Plan. Notwithstanding the foregoing, no termination of the 2013 Plan shall adversely affect any Award theretofore granted without the consent of the Participant or the permitted transferee of the Award.

S-8 Registration Statements

On March 27, 2011, we filed an S-8 registration statement registering an aggregate of 20,000,000 shares of common stock under our 2011 Plan. As of the date of this Annual Report, an aggregate 19,711,000 shares of the Company’s common stock have been granted under the 2011 Plan.

On March 4, 2013, we filed an S-8 registration statement with the Securities and Exchange Commission registering up to 30,000,000 shares of common stock under our 2013 Plan. As of the date of this Annual Report, an aggregate 8,625,000 shares of the Company’s common stock have been granted under the 2013 Plan.

As of the date of this Annual Report, no Stock Options have been awarded.

Recent Sales of Unregistered Securities.

During the fiscal year ended December 31, 2012 and through the current date we issued a total of 31,575,465 shares during the year ended December 31, 2012 and a further 6,426,174 shares to the current date of our common stock.

a)
On February 22, 2012, three consultants were issued 1,650,000 unregistered shares of the Company’s common stock for services to the Company. These shares were valued between $0.01 and $0.06 per share or $41,500.

b)
On April 18, 2012, the holder of a November 10, 2009 promissory note for $10,000 (CAD) converted the note plus accrued interest of $833 (CAD) into 100,000 shares of the Company’s unregistered common stock at a per share price of $0.109 to fully settle the debt.

c)	On July 31, 2012, a director was issued 2,000,000 unregistered shares of the Company’s common stock for director compensation. These shares were valued at $0.024 per share or $48,000.
d)
On July 31, 2012, three consultants were issued 3,250,000 unregistered shares of the Company’s common stock for sales, financing and investor/public relations compensation. These shares were valued at $0.024 per share or $78,000.

e)
On July 31, 2012, the holder of a December 16, 2011 promissory note for $4,100 partially converted $2,500 of the note into 1,000,000 shares of the Company’s unregistered common stock at a per share price of $0.0025.

f)	On September 6, 2012, a former director was issued 250,000 unregistered shares of the Company’s common stock for director compensation. These shares were valued at $0.022 per share or $5,500.
g)
On September 11, 2012, the holder of a December 16, 2011 promissory note for $4,100 partially converted $1,600 of the note into 640,000 shares of the Company’s unregistered common stock at a per share price of $0.0025. This conversion fully satisfied the terms of the promissory note. On October 3, 2012, our chief executive officer was issued 15,000,000 unregistered shares of the Company’s common stock as part of his employment contract dated July 1, 2012.  These shares were valued at $0.015 per share or $225,000.

h)
On October 30, 2012, the Company issued 1,708,334 unregistered shares of the Company’s common stock to settle a convertible note payable plus accrued interest. These shares were valued at $0.009 per share or $15,375.

i)
On November 30, 2012 and December 18, 2012, the Company issued 3,000,000 and 2,000,000, respectively, unregistered shares of the Company’s common stock to settle two convertible notes payable. These shares were valued at $0.0025 per share or $12,608.

j)
On December 17, 2012, the Company issued 399,011 unregistered shares of the Company’s common stock to settle a convertible note payable plus accrued interest. These shares were valued at $0.009 per share or $3,566.

k)
On December 17, 2012, the Company issued 578,120 unregistered shares of the Company’s common stock to settle a convertible note payable plus accrued interest. These shares were valued at $0.009 per share or $5,228.

l)	On January 18, 2013, a consultant was issued 2,000,000 unregistered shares of the Company’s common stock for marketing services to the Company. These shares were valued at $0.014 per share or $28,000.
m)
On January 23, 2013, the Company issued 1,464,286 unregistered shares of the Company’s common stock to settle a convertible note payable plus accrued interest. These shares were valued at $0.007 per share or $10,250.

n)
On January 25, 2013, the Company issued 732,436 unregistered shares of the Company’s common stock to settle a convertible note payable plus accrued interest. These shares were valued at $0.007 per share or $5,127.

o)
On February 7, 2013, the Company issued 1,485,519 unregistered shares of the Company’s common stock to settle a convertible note payable plus accrued interest. These shares were valued at $0.007 per share or $10,399.

p)
On March 4, 2013, the Company issued 743,933 unregistered shares of the Company’s common stock to settle a convertible note payable plus accrued interest. These shares were valued at $0.007 per share or $5,208.

With respect to the sales of all securities

•
the aggregate shares of common stock were issued to eight United States residents and a Canadian resident in reliance on Section 4(2) and Rule 506 promulgated under the Securities Act of 1933, as amended. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities;

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

Use of Proceeds of Registered Securities.

There were no proceeds from the sales the Company’s unregistered common stock during the year ended December 31, 2012.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

During October 2011, the Company decided to abandon the former operations to focus solely on the Type2 Defense product. All inventories from the former products were written off as of October 1, 2011. The Type 2 Defense product is currently under development with the initial shipment expected during the quarter ending June 30, 2013.

The Company elected to enter the development stage on October 1, 2011 and expects to emerge from the development stage during the quarter ending June 30, 2013.

Results of Operations.

Results of operations for the year ended December 31, 2012 compared to year ended December 31, 2011

Revenues.

We had no revenues or cost of revenues for the years ended December 31, 2012 and 2011. The Company’s focus for 2013 will be the launch of the Type 2 Defense dietary supplement.

Operating Expenses.

For the year ended December 31, 2012, we had total operating expenses of $361,423. This included professional fees of $355,656, and general and administrative expenses of $5,767. For the year ended December 31, 2011, we had total operating expenses of $888,812. This included professional fees of $788,855, general and administrative expenses of $14,669 and amortization expense and impairment totaling $85,288. The 59% decrease from the year ended December 31, 2011 is primarily attributable to lower stock based compensation for professional fees as the Company moves towards generating cash from operations.

Other Expenses.

We had $37,655 interest expense for the year ended December 31, 2012 compare to $10,374 interest expense for the year ended December 31, 2011. The 263% increase is attribution to new convertible loans used for working capital.

Net Loss.

For the year ended December 31, 2012, we had a net loss of $399,078 and a net loss per share of $0.005. In comparison, for the year ended December 31, 2011 we had a net loss of $899,186, and a net loss per share of $0.02 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources.

At December 31, 2012, our current assets consisted of $1,076 in cash. At December 31, 2012, we had no accounts receivables and our other assets totaling $206,600 applicable to the Type 2 Defense intellectual property. Our total assets were $207,676. At December 31, 2011, our current assets totaled $27,082 consisting of $82 in cash and $27,000 in prepaid expenses. At December 31, 2011, we had no accounts receivables and our other assets totaling $206,600 applicable to the Type 2 Defense intellectual property. Our total assets were $233,682.

Our current liabilities at December 31, 2012 totaled $185,476 consisting of $123,199 in accounts payable and accrued expenses, $1,597 for short term loans from related parties and $60,680 in convertible short-term loans. Our current liabilities at December 31, 2011 totaled $419,704 consisting of $296,429 in accounts payable and accrued expenses, $41,500 for stock to be issued, $19,666 in short term loans, $49,158 for short term loans from related parties and $8,200 in convertible short-term loans. An officer was due $4,751. The decrease of $224,228 is primarily related to the resignation Gilles Chaumillon as President, Chief Executive Officer and Director of the Company. Mr. Chaumillon agreed to settle his outstanding debt, interest and account payable balances of $227,811 for $10,000.

We had a working capital deficit in both 2012 and 2011 for $184,400 and $392,622, respectively. Unless we secure additional funding, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.

At December 31, 2012 and 2011, we had no other liabilities and no long term commitments or contingencies.

On August 18, 2011, a related party advanced $1,500 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum.

On August 27, 2011, the Company’s former President advanced $1,950 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum. This note was canceled as part of the former President’s resignation agreement in June 2012.

On December 16, 2011, the Company was advanced $4,100 each from two unrelated parties. The advances are evidenced by two equal convertible promissory notes bearing interest at 5% per annum with a due date on December 31, 2012. In addition, at any time, the holders may convert the notes into shares of the Company’s common stock at an exercise price of $.0025 per share.

On January 27, 2012, the Company issued a $1,000 (CAD) convertible note to the Company’s former president. The loan bears interest at 5% and has a maturity date of December 31, 2012. In addition, at any time, the Company’s President may convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share. This note was canceled as part of the former President’s resignation agreement in June 2012.

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

On April 30, 2012, the Company issued a $1,000 (CAD) convertible note to the Company’s former President. The loan bears interest at 5% and has a maturity date of October 26, 2012. In addition, at any time, the Company’s President may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.  This note was canceled as part of the former President’s resignation agreement in June 2012.

On May 10, 2012, the Company issued a $2,600 convertible note to the Company’s chief executive officer. The loan bears interest at 5% and has a maturity date of November 15, 2012. In addition, at any time, the Company’s CFO may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

On May 15, 2012, the Company issued a $3,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 15, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

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

On August 22, 2012, the Company issued a $20,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of January 22, 2012. The Individual advanced $3,000 in August 2012, $10,000 in October 2012 and $7,000 in November 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share.

On January 25, 2013, the Company issued a $12,000 promissory note to an individual. The loan bears interest at 5% and is payable on demand.

On January 28, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to December 31, 2013 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice.  The conversion price shall not be lower than $0.01 per share.

On January 30, 2013, the Company issued a $7,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of July 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On February 20, 2013, the Company issued a $7,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 20, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On February 26, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to January 31, 2014 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice.  The conversion price shall not be lower than $0.01 per share.

Plan of Operation

During 2013, we expect to expand our business with Type2 Defense product. The legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Our Plan of Operation for the Next Twelve Months.

We have finalized our formulations; production of our Type 2 production has commenced and we are in the final stages of launching our website. With the completion of our first production run in April 2013 and launch of our website, we expect to generate sales by the fiscal quarter ended June 30, 2013. Fulfillment will be handled by a third party fulfillment house. We will most likely require additional working capital to fully implement our business plan for 2013. We have no commitment for additional funding.

Our business strategy for the next twelve months will be to implement on-line sales of our Type2 Defense product.

At December 31, 2012 we had nominal cash which will not be sufficient to satisfy our working capital requirements for the next twelve months. We cannot forecast with any degree of certainty anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues we may cease operations in which case you will lose your investment.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officer, directors and principal shareholders. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue or expand our operations may be significantly hindered. If adequate funds are not available, our officer, directors and principal shareholders may contribute capital to the Company in the form of debt financing or equity contributions. However, our officer, directors and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 8. Financial Statements

The financial statements required by Item 8 are presented in the following order:

BIO-SOLUTIONS CORP.
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2012 and 2011	F-2

Statements of Operations and Accumulated Other Comprehensive Loss for the Years Ended December 31, 2012 and 2011 and Development Stage from October 1, 2011 to December 31, 2012	F-3

Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012 and 2011 and Development Stage from October 1, 2011 to December 31, 2012	F-4

Statements of Cash Flows For the Years Ended December 31, 2012 and 2011 and Development Stage from October 1, 2011 to December 31, 2012	F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Directors of
Bio-Solutions Corp.

We have audited the accompanying balance sheets of Bio-Solutions Corp. (the "Company") as of December 31, 2012 and 2011, and the related statements of operations and accumulated other comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Solutions Corp. as of December 31, 2012 and 2011, and the results of its statements of operations and accumulated other comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012 and 2011 in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP

New York, NY
March 22, 2013

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2012 and 2011
IN US$

ASSETS

	DECEMBER 31,	DECEMBER 31,
	2012	2011
CURRENT ASSETS
Cash	$1,076	$82
Prepaid expenses	-	27,000
Total current assets	1,076	27,082

Other Asset
Intellectual Property	206,600	206,600

TOTAL ASSETS	$207,676	$233,682

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENECY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$123,199	$296,429
Liability for stock to be issued	-	41,500
Short - term loans	-	19,666
Short - term loans - related parties	1,597	49,158
Short - term loans - convertible	60,680	8,200
Due to officer	-	4,751
Total current liabilities	185,476	419,704

TOTAL LIABILITIES	185,476	419,704

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 200,000,000 shares authorized,
101,085,862 and 65,440,397 shares issued and outstanding as of
December 31, 2012 and 2011, respectively	101,086	65,440
Additional paid in capital	3,588,967	2,861,253
Deferred compensation	(150,000)	-
Accumulated deficit	(2,873,925)	(2,873,925)
Deficit accumulated during the development stage	(568,650)	(169,572)
Accumulated other comprehensive loss	(75,278)	(69,218)
Total stockholders' equity (deficiency)	22,200	(186,022)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$207,676	$233,682

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
  STATEMENTS OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH DECEMBER 31, 2012
IN US$

	YEAR ENDED	YEAR ENDED	DEVELOPMENT STAGE PERIOD FROM OCTOBER 1, 2011 to
	DECEMBER 31, 2012	DECEMBER 31, 2011	DECEMBER 31, 2012

REVENUE	$-	$-	$-

COST OF REVENUES
Beginning inventory	-	87,758	-
Purchases/Write-off of obsolete inventory	-	(87,758)	3,632
Ending inventory	-	-	-
Total Cost of Revenues	-	-	3,632

GROSS PROFIT (LOSS)	-	-	(3,632)

OPERATING EXPENSES
Professional fees	355,656	788,855	437,282
Amortization expense and impairment	-	85,288	85,288
General and administrative	5,767	14,669	6,277
Total Operating Expenses	361,423	888,812	528,847

NET LOSS BEFORE OTHER EXPENSE	(361,423)	(888,812)	(532,479)

OTHER EXPENSE
Interest expense	(37,655)	(10,374)	(36,171)
Total other expense	(37,655)	(10,374)	(36,171)

NET LOSS	$(399,078)	$(899,186)	$(568,650)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	76,051,602	36,262,003

NET LOSS PER SHARE	$(0.005)	$(0.02)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(399,078)	$(899,186)	$(568,650)
Currency translation gains (losses)	(6,060)	(1,199)	(12,578)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(405,138)	$(900,385)	$(581,228)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
IN US$

			Additional			Accumulated Deficit During	Accumulated Other
	Common Stock		Paid-In	Deferred	Accumulated	Development	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Stage	Loss	Total

Balance - December 31, 2010	19,731,258	19,731	1,598,026		(2,144,311)	-	(68,019)	(594,573)

Common shares issued for services	16,091,428	16,091	591,726					607,817

Common shares issued for settlement of accounts payable	2,219,951	2,220	150,459					152,679

Common shares issued for settlement of notes payable	2,644,600	2,644	234,107					236,752

Proceeds from issuance of common stock	383,160	383	11,097					11,480

Net loss for the year					(729,614)	-	5,319	(724,295)

Balance - September 30, 2011	41,070,397	41,070	2,585,414	-	(2,873,925)	-	(62,700)	(310,141)

Development Stage Period from October 1, 2011 to December 31, 2011

Common shares issued for services	770,000	770	9,230					10,000

Common shares issued for settlement of notes payable	3,000,000	3,000	6,861					9,861

Common shares issued for Type 2 Acquisition	20,600,000	20,600	186,000					206,600

Conversion of accounts payable to equity (Note 7)			73,748					73,748

Net loss for the year						(169,572)	(6,518)	(176,090)

Balance - December 31, 2011	65,440,397	$65,440	$2,861,253	$-	$(2,873,925)	$(169,572)	$(69,218)	$(186,022)

Development Stage Period from October 1, 2011 to December 31, 2012

Common shares issued for liability for stock to be issued	1,650,000	1,650	39,850					41,500

Common shares issued for services	9,050,000	9,050	175,125					184,175

Common shares issued for compensation under employment agreement	15,000,000	15,000	210,000	(225,000)				-

Common shares issued for settlement of notes payable	9,425,465	9,426	44,852					54,278

Common shares issued for settlement of accounts payable	520,000	520	5,780					6,300

Conversion of accounts payable and notes payable to equity (Note 7)			217,811					217,811

Beneficial Conversion Feature of Notes Payable			34,296					34,296

Amortization of deferred compensation				75,000				75,000

Net loss for the year						(399,078)	(6,060)	(405,138)

Balance - December 31, 2012	101,085,862	$101,086	$3,588,967	$(150,000)	$(2,873,925)	$(568,650)	$(75,278)	$22,200

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH DECEMBER 31, 2012
IN US$

	YEAR ENDED ENDED	YEAR ENDED ENDED	DEVELOPMENT STAGE PERIOD FROM OCTOBER 1, 2011 THROUGH
	DECEMBER 31, 2012	DECEMBER 31, 2011	DECEMBER 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(399,078)	$(899,186)	$(568,650)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	-	85,288	85,288
Common stock issued for services	259,175	701,011	352,369
Beneficial Conversion Feature of Notes Payable	34,296	-	34,296
Change in assets and liabilities
Increase (decrease) in accounts payable and accrued expenses	21,916	89,585	8,007
Total adjustments	315,387	875,884	479,960
Net cash (used in) operating activities	(83,691)	(23,302)	(88,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	11,480	-
Proceeds from short-term loans, net of repayments	-	(1,387)	(1,387)
Proceeds from short-term loans - related party, net of repayments	-	2,481	4,867
Proceeds from convertible notes payable, net of repayments	78,600	8,200	76,850
Net cash provided by financing activities	78,600	20,774	80,330

Effect of foreign currency	6,085	2,578	5,507

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	994	49	(2,853)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	82	33	3,929

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,076	$82	$1,076

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of notes payable and accrued interest to common stock	$54,278	$246,613	$64,139
Conversion of liability to common stock	$47,800	$152,679	$47,800
Acquisition of intellectual property of Type2 Defense for common shares	$-	$206,600	$6,600
Conversion of accounts payable and notes payable to equity (Note 7)	$217,811	$73,748	$291,559

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

During October 2011, the Company decided to abandon the former operations to focus solely on the Type2 Defense product. All inventories from the former products were written off as of October 1, 2011. The Type 2 Defense product is currently under development with the initial shipment expected at the end of March 2013.

The Company has elected to enter the development stage on October 1, 2011 and expects to emerge from the development stage at the end of June 2013.

During October 2012, the board of directors increased the number of common shares authorized from 90,000,000 to 200,000,000 shares.

During February 2013, the Company began the first production run of the Type 2 Defense product.  The product will be completed in May 2013 with sales expected in June 2013.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $3,442,575 since inception, of which $568,650 are deficits accumulated during the development stage, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates that they will need a $650,000 capital infusion will be required to continue operations through the end of 2013. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officer and directors may need to contribute funds to sustain operations.

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

Currency Translation

The Company operates in Canada and the United States, and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Canadian dollar. The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2012 and 2011, the Company recorded $6,060 and $1,199 in translation losses, respectively.

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

Recoverability of Current and Long-Lived Assets

The Company reviews their current and long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell. During the years ended December 31, 2012 and 2011, respectively, the Company wrote off their inventory for $83,508 and a pre-paid production cost for $15,700.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of December 31, 2012, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2009 to 2011 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company has not issued any options or warrants to date. At December 31, 2012, the total shares issuable upon conversion of convertible notes payable would be 9,349,524 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of December 31, 2012, the Company had no inventory.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001. On June 30, 2010, the authorized shares were increased to 90,000,000. In October 2012, the Company increased the authorized common shares to 200,000,000.

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

During July and September 2012, the Company issued 1,640,000 unregistered shares of the Company’s common stock, respectively, to settle a convertible note payable. These shares were valued at $0.0025 per share or $4,100.

During September 2012, a former director was issued 250,000 unregistered shares of the Company’s common stock for director compensation. These shares were valued at $0.024 per share or $5,500.

During October 2012, our chief executive officer was issued 15,000,000 unregistered shares of the Company’s common stock as part of his employment contract dated July 1, 2012.  These shares were valued at $0.015 per share or $225,000.

During October and November 2012, the Company issued 1,550,000 registered shares of the Company’s common stock to a consultant for legal compensation. These shares were valued at $0.0179 per share or $27,675.

During October 2012, the Company issued 1,708,334 unregistered shares of the Company’s common stock to settle a convertible note payable plus accrued interest. These shares were valued at $0.009 per share or $15,375.

During November 2012, the Company issued 2,000,000 registered shares of the Company’s common stock to an employee for service to the Company. These shares were valued at $0.0125 per share or $25,000.

During November 2012, the Company issued 520,000 registered shares of the Company’s common stock to settle an accounts payable. These shares were valued at $0.012 per share or $6,300.

During November and December 2012, the Company issued 5,000,000 unregistered shares of the Company’s common stock to settle two convertible notes payable. These shares were valued at $0.0025 per share or $12,608.

During December 2012, the Company issued 399,011 unregistered shares of the Company’s common stock to settle a convertible note payable plus accrued interest. These shares were valued at $0.009 per share or $3,566.

During December 2012, the Company issued 578,120 unregistered shares of the Company’s common stock to settle a convertible note payable plus accrued interest. These shares were valued at $0.009 per share or $5,228.

As of December 31, 2012, the Company has 101,085,862 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by a former officer of the Company. The Company uses office space in the other company’s offices. For the years ended December 31, 2012 and 2011 the Company incurred $0 and $4,104, respectively, for rent expense to this company.

NOTE 5 - SHORT-TERM LOANS – RELATED PARTY

On August 18, 2011, a related party advanced $1,500 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,597 and $1,522 at December 31, 2012 and 2011, respectively. This noted is included as short-term loans – related party on the balance sheet.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On March 27, 2009, the Company entered into a promissory note payable on demand for $10,000 (CD$). The note accrued interest at 5% per annum. On November 30, 2012, the Company amended the note to add a conversion feature that permits the holder, at any time, to convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share. As part of the new agreement, the holder of the note waived all interest including interest previously accrued. During December 2011, $7,500 CAD was converted into 3,000,000 shares of the Company’s common stock at $0.0025 per share. During December 2012 the remaining $2,500 CAD was converted into 1,000,000 registered shares of the Company’s common stock at $0.0025 per share to fully satisfy the promissory note.

On April 9, 2009, the Company entered into a promissory note payable on demand for $10,000 (CD$). The note accrued interest at 5% per annum. On April 30, 2012, the Company amended the note to add a conversion feature that permits the holder, at any time, to convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share. As part of the new agreement, the holder of the note waived all interest including interest previously accrued. During November and December 2012, $10,000 CAD was converted into 4,000,000 registered shares of the Company’s common stock at $0.0025 per share to fully satisfy the promissory note.

On December 16, 2011, the Company was advanced $4,100 each from two unrelated parties. The advances are evidenced by two equal convertible promissory notes bearing interest at 5% per annum with a due date on December 31, 2012. In addition, at any time, the holders may convert the notes into shares of the Company’s common stock at an exercise price of $.0025 per share. During July and September 2012, one of the convertible notes was converted into 1,000,000 unregistered shares and 640,000 registered shares of the Company’s common stock, respectively, at $0.0025 per share. The unpaid balance including accrued interest was $4,314 and $8,218 at December 31, 2012 and December 31, 2011, respectively.

On March 31, 2012, the Company issued a $15,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 31, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. During October 2012, $15,000 plus $375 for accrued interest was converted into 1,708,334 registered shares of the Company’s common stock at $0.009 per share to fully satisfy the promissory note.

On April 20, 2012, the Company issued a $2,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. The unpaid balance including accrued interest was $2,641 at December 31, 2012.

On April 20, 2012, the Company issued a $5,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. During December 2012, $5,000 plus $228 for accrued interest was converted into 578,120 registered shares of the Company’s common stock at $0.009 per share to fully satisfy the promissory note.

On May 10, 2012, the Company issued a $2,600 convertible note to the Company’s CFO. The loan bears interest at 5% and has a maturity date of November 15, 2012. In addition, at any time, the Company’s CFO may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. The unpaid balance including accrued interest was $2,714 at December 31, 2012.

On May 15, 2012, the Company issued a $3,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 15, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. During December 2012, $3,500 plus $166 for accrued interest was converted into 399,011 registered shares of the Company’s common stock at $0.009 per share to fully satisfy the promissory note.

On July 18, 2012, the Company issued a $30,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share. The unpaid balance including accrued interest was $30,813 at December 31, 2012.

On August 22, 2012, the Company issued a $20,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of January 22, 2013. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share. The unpaid balance including accrued interest was $20,198 at December 31, 2012.

As of December 31, 2012, the total short-term loans - convertible amounted to $60,680 including $1,480 of accrued interest. The conversion price of the notes were fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note were not considered derivative liabilities. The beneficial conversion features of the convertible notes are at a price below fair market value. The Company recorded interest expense of $34,296 year ended December 31, 2012, in the accompanying statement of operations for the beneficial conversion feature based on the fair market value of $0.01 per share of the Company’s common stock at December 31, 2012.

NOTE 7 - MAJOR CUSTOMERS

The Company generated no sales during the year ended December 31, 2012 and 2011.

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

As of December 31, 2012, there is no provision for income taxes, current or deferred.

Net operating losses	$1,170,476
Valuation allowance	(1,170,476)

$-

At December 31, 2012, the Company had a net operating loss carry forward in the amount of $3,442,575, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2012 and 2011 is summarized below.

	2012	2011
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0

NOTE 9 - CONVERSION OF ACCOUNTS PAYABLE AND NOTES PAYABLE TO EQUITY

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

On June 15, 2012, Gilles Chaumillon resigned as President, Chief Executive Officer and Director of the Company. In addition, Mr. Chaumillon agreed to settle his outstanding debt, interest and account payable balances of $227,811 for $10,000 payable in ten equal monthly installments of $1,000 beginning July 2012. At June 30, 2012, the Company wrote-of the net amount of $217,811 as a conversion of accounts payable and notes payable to equity. At December 31, 2012, Mr. Chaumillon is owed $9,000.

NOTE 10 - INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The acquisition from Type2 Defense, a Texas based sole proprietorship was for the issuance of 20,000,000 shares of the Company’s common stock. The shares are valued at $200,000 or $0.01 per share based on the closing price of the Company’s common stock on September 26, 2011. The agreement also includes the issuance of 10,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 10,000,000 shares of Company’s common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 600,000 shares of the Company’s common stock related to the reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors. The shares were valued at $0.013 per share or $6,600 and included as intellectual property on the accompanying condensed balance sheet. The issuance of 10,000,000 shares of the Company’s common stock upon reaching 1,500 customers was reduced by the advance to 9,400,000 shares. As of March 22, 2013, the agreement provisions for achieving operational milestones for 10,000,000 shares of the Company’s common stock and reaching 1,500 customers for 9,400,000 shares of the Company’s common stock have not been achieved.

All assets other than the intellectual property had a fair value of $0, with the intellectual property being valued at $206,600. The Company has not amortized this value as they deem the value to have an infinite useful life. The Company performed an impairment test as of December 31, 2012 and concluded that based on discounted cash flows for the Type 2 product, the related intellectual property asset for $206,600 was not impaired.

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

•	Level 1 inputs: Quoted prices for identical instruments in active markets.
•
Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 inputs: Instruments with primarily unobservable value drivers.

NOTE 12 - SUBSEQUENT EVENTS

During January 2013, the Company signed an agreement with a consultant for website services.  The terms of the agreement include a fee of $15,000 or 1,500,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013. The shares were valued at $0.01 per share. The shares were issued on March 8, 2013.

During January 2013, a consultant was granted 2,000,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for legal services to the Company. The shares were valued at $0.013 per share or $26,000. The shares were issued on March 8, 2013.

During January 2013 a consultant was issued 2,000,000 unregistered shares of the Company’s common stock for marketing services to the Company. These shares were valued at $0.014 per share or $28,000.

During January 2013, a consultant was granted 625,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for marketing services to the Company. The shares were valued at $0.011 per share or $6,875. The shares were issued on March 8, 2013.

During January, 2013, the Company issued a $12,000 promissory note to an individual. The loan bears interest at 5% and is payable on demand.

During January 2013, a consultant was granted 4,500,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for marketing services to the Company. The shares were valued at $0.011 per share or $50,000. The shares were issued on March 15, 2013.

During January 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to December 31, 2013 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice.  The conversion price shall not be lower than $0.01 per share. This transaction will result in the recording a derivative liability in the Company’s financial statements during the Quarter ended March 31, 2013.

During January 2013, the Company issued a $7,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of July 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

During February, 2013, the Company issued a $7,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 20, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

During January and February 2013, convertible promissory notes totaling $30,983 including interest was fully converted into 4,426,174 unregistered shares of the Company’s common stock at $0.007 per share.

During February 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to January 31, 2014 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice.  The conversion price shall not be lower than $0.01 per share.  This transaction will result in the recording a derivative liability in the Company’s financial statements during the Quarter ended March 31, 2013.

During February 2013, the Company began the first production run of the Type 2 Defense product.  The product will completed in in May 2013 with sales expected in May and June 2013.

During March 2013, the Company filed a Form S-8 with the Security and Exchange Commission.  The 2013 Stock Incentive Plan may issue up to 30,000,000 registered shares of the Company’s common stock for services to the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2012, the date of this report, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2012.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiency that represents material weaknesses at December 31, 2012:

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

As a result of this material weakness described above, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO. The Company intends to augment the Company’s internal controls procedures and expand the Company’s accounting staff. The Company intends to initiate measures to remediate and refine the Company’s internal controls to address this identified material weakness as the Company grows and obtains a stronger cash position that would justify additional expenditures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position
William Gallagher	73	Chief Executive Officer, Chief Financial Officer, Director
Thomas E. Metzger	51	Director
Mark Solomon	57	Former Director
Dr. Gilles Chaumillon	50	Former President, Chief Executive Officer
Gilbert Pomerleau	47	Former Chief Financial Officer, Director
Ghislaine St-Hilaire	63	Former Director

William Gallagher. Mr. Gallagher has over 40 years of investment banking experience having participated in private placements, syndications, corporate restructuring and initial public offerings. In 1992 he founded and is the president of JagCapital, Inc. a merchant bank headquartered in San Antonio, Texas and specializing in the hospitality industry, consumer products and energy transactions. From 1994-1998 he served as chairman and chief executive officer of Harvest Restaurant Group, a rotisserie chicken restaurant chain. In 1989 he founded Billy Blues BBQ sauce; and served as its chief executive officer until 1995. Billy Blues owned the nationally known Chris & Pitts Barbecue Sauce. From 2004 through 2006 he served as chairman and chief executive officer of Sweet Success Corporation. JagCapital, Inc. continued to consult with various companies including Organic Alliance Inc., an organic fruits and vegetables company in Salinas, California and Nest Ventures, a venture capital company in Scottsdale Arizona. Mr. Gallagher is a graduate of the University of Texas. Mr. Gallagher joined the board on October 10, 2011 and was appointed Chief Financial Officer.  He was appointed Chief Executive Officer in June 2012.

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

Dr. Gilles Chaumillon. On June 15, 2012, Dr. Chaumillon tendered his resignation as an officer and director of Bio-Solutions, Corp.

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

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our board of directors at 1250 NE Loop 410, San Antonio, TX 78209. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Audit Committee Financial Expert. Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee members who have obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” as competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.” We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Audit Committee. Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Item 11. Executive Compensation

Summary Compensation Table.

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer and our other executive officers for years ended December 31, 2012 and 2011. On March 29, 2011, the Company filed Form S-8 for our 2011 Stock Incentive and Equity Compensation Plan for 20,000,000 registered shares of the Company’s common stock. We issued 19,711,000 under this plan to officers, directors and others. The registered shares noted below were issued under this plan.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards			All Other Compensation	Total Compensation
					Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	Payouts LTIP Payouts ($)
Roger Corriveau,	2012	None	None	None	None	None	None	None	None
former officer, and director	2011	None	None	None	None	None	None	$172,500 (1)	$172,500

Gilbert Pomerleau,	2012	None	None	None	None	None	None	None	None
former chief financial officer, director	2011	None	None	None	None	None	None	$55,000 (2)	$55,000

Ghislaine St-Hilaire,	2012	None	None	None	None	None	None	None	None
former vice president, secretary, director	2011	None	None	None	None	None	None	$40,000 (3)	$40,000

Gilles Chaumillon,	2012	None	None	None	None	None	None	None	None
former president, chief executive officer, director	2011	$71,000	None	None	None	None	None	$125,000 (4)	$196,000

William Gallagher,	2012	None	None	None	None	None	None	$225,000 (5)	$225,000
chief executive officer, chief financial officer, director	2011	None	None	None	None	None	None	None	None

Thomas E. Metzger,	2012	None	None	None	None	None	None	$48,000 (6)	$48,000
director	2011	None	None	None	None	None	None	None	None

Mark Solomon,	2012	None	None	None	None	None	None	$5,500 (7)	$5,500
former director	2011	None	None	None	None	None	None	$10,000 (8)	$10,000
_________
(1)
Value of 1,000,000 registered shares issued in April 2011 at $0.08 per share; plus value of 500,000 unregistered shares issued in April 2011 at $0.08 per share; plus, value of 3,500,000 registered shares issued in September 2011 at $0.015 per share.

(2)	Value of 500,000 registered shares issued in April 2011 at $0.08 per share; plus, value of 1,000,000 registered shares issued in September 2011 at $0.015 per share.
(3)	Value of 500,000 registered shares issued in April 2011 at $0.08 per share.
(4)	Value of 1,000,000 registered shares issued in April 2011 at $0.08 per share; plus, value of 3,000,000 registered shares issued in September 2011 at $0.015 per share.
(5)	Value of 15,000,000 unregistered shares issued in October 2012 at $0.015 per share in accordance with Mr. Gallaher’s employment agreement dated July 1, 2012.
(6)	Value of 2,000,000 unregistered shares issued in July 2012 at $0.013 per share.
(7)	Value of 250,000 unregistered shares issued in July 2012 at $0.022 per share.
(8)	Value of 250,000 unregistered shares issued in July 2011 at $0.04 per share.

Employment Contracts and Termination of Employment.

Mr. Gallagher signed an 18 month employment contract on July 1, 2012.  The contract expires on December 31, 2013. According to the contract, Mr. Gallagher is compensated with 15,000,000 unregistered shares of the Company’s common stock valued at $225,000 or $0.015 per share.  The shares were issued in October 2012.  Only Mr. Gallaher has an employment contract.

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

Outstanding Equity Awards.

As of December 31, 2012, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

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

Equity Compensation Plan.

On March 29, 2011, the Company filed Form S-8 for our 2011 Stock Incentive and Equity Compensation Plan for 20,000,000 registered shares of the Company’s common stock. We issued 19,711,000 under this plan to officers, directors and others.

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

Director Compensation.

Since March 27, 2007 through December 31, 2012, none of our directors received salary compensation solely by virtue of their serving on the Company’s Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officer, and all of our directors and executive officer as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	William Gallagher, chief executive officer, chief financial officer and director	16,400,000 shares	16.2%
Common Stock	Thomas E. Metzger, director	2,000,000 shares	2.0%
Common Stock	All directors and named executive officers as a group	18,400,000 shares	18.2%*
Common Stock	Capital Consulting Inc.	7,541,869 shares (1)	7.0%
_______
* Figures may vary due to rounding.

(1) Includes 7,142,857 shares of common stock issuable upon conversion of Notes Payable at $0.007 per share.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

The Company conducts business with another company owned by a former officer of the Company. The Company uses office space in the other company’s offices. For the years ended December 31, 2012 and 2011 the Company incurred $0 and $4,104, respectively, for rent expense to this company.

Mr. Gallagher signed an 18 month employment contract on July 1, 2012.  The contract expires on December 31, 2013. According to the contract, Mr. Gallagher is compensated with 15,000,000 unregistered shares of the Company’s common stock valued at $225,000 or $0.015 per share.  The shares were issued in October 2012.

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

Director Independence.

Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a) (15) of the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed in the fiscal year ended December 31, 2012 and 2011, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for each fiscal year was $20,000.

Audit-Related Fees.

For the fiscal year ended December 31, 2012 and 2011, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

For the fiscal year ended December 31, 2012 and 2011 respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Included in Item 7

(b) Exhibits.

Exhibit No.	Description

23.1	Consent of Auditors

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.2	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Employment Agreement

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

March 22, 2013	By:	/s/ William Gallagher
William Gallagher
	Its:	Chief Executive Officer, Chief Financial Officer and a Director
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 22, 2013	By:	/s/ William Gallagher
William Gallagher
	Its:	Chief Executive Officer, Chief Financial Officer and a Director
(Principal Executive, Financial and Accounting Officer)

March 22, 2013	By:	/s/ Thomas E. Metzger
Thomas E. Metzger
Director