Form 10-Q
period 2013-03-31
Bio-Solutions Corp.
filed 2013-05-06
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common stock, $0.001 par value	126,818,593

PART I
BIO-SOLUTIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	F-2

	Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 and Development Stage from October 1, 2011 to March 31, 2013 (Unaudited)	F-3

	Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and Development Stage from October 1, 2011 to March 31, 2013 (Unaudited)	F-4

	Notes to Condensed Financial Statements (Unaudited)	F-5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	6

ITEM 4.	CONTROLS AND PROCEDURES	7

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	8

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	8

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	9

ITEM 4.	MINE SAFETY DISCLOSURE	9

ITEM 5.	OTHER INFORMATION	9

ITEM 6.	EXHIBITS	10

SIGNATURES		11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended March 31, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 22, 2013.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012
IN US$

	(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$2,774	$1,076
Prepaid expenses	40,714	-
Total current assets	43,488	1,076

Other Asset
Intellectual Property	206,600	206,600

TOTAL ASSETS	$250,088	$207,676

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$145,424	$123,199
Liability for stock to be issued	136,134	-
Short - term loans	12,100	-
Short - term loans - related parties	1,616	1,597
Short - term loans - convertible	63,168	60,680
Total current liabilities	358,442	185,476

TOTAL LIABILITIES	358,442	185,476

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 200,000,000 shares authorized, 116,578,612 and 101,085,862 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	116,579	101,086
Additional paid in capital	3,773,560	3,588,967
Deferred compensation	(244,944)	(150,000)
Accumulated deficit	(2,873,925)	(2,873,925)
Deficit accumulated during the development stage	(804,346)	(568,650)
Accumulated other comprehensive loss	(75,278)	(75,278)
Total stockholders' equity (deficiency)	(108,354)	22,200

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$250,088	$207,676

 The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP. (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH MARCH 31, 2013

	THREE MONTHS ENDED MARCH 31, 2013	THREE MONTHS ENDED MARCH 31, 2012	DEVELOPMENT STAGE PERIOD FROM OCTOBER 1, 2011 to MARCH 31, 2013

REVENUE	$-	$-	$-

COST OF REVENUES
Beginning inventory	-	-	-
Purchases/Write-off of obsolete inventory	-	-	3,632
Ending inventory	-	-	-
Total Cost of Revenues	-	-	3,632

GROSS PROFIT (LOSS)	-	-	(3,632)

OPERATING EXPENSES
Professional fees	183,261	5,680	620,543
Amortization expense and impairment	-	-	85,288
General and administrative	9,246	1,300	15,523
Total Operating Expenses	192,507	6,980	721,354

NET LOSS BEFORE OTHER EXPENSE	(192,507)	(6,980)	(724,986)

OTHER EXPENSE
Interest expense	(43,189)	(734)	(79,360)
Total other expense	(43,189)	(734)	(79,360)

NET LOSS	$(235,696)	$(7,714)	$(804,346)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	108,771,254	67,190,397

NET LOSS PER SHARE	$(0.002)	$(0.0001)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(235,696)	$(7,714)	$(804,346)
Currency translation gains (losses)	0	(6,514)	(12,578)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(235,696)	$(14,228)	$(816,924)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH MARCH 31, 2013
IN US$

	THREE MONTHS ENDED MARCH 31, 2013	THREE MONTHS ENDED MARCH 31, 2012	DEVELOPMENT STAGE PERIOD FROM OCTOBER 1, 2011 THROUGH MARCH 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(235,696)	$(7,714)	$(804,346)

Adjustments to reconcile net loss
to net cash used in operating activities:
Impairment expense	-	-	85,288
Common stock issued for services	160,694	-	513,063
Beneficial Conversion Feature of Notes Payable	42,074	-	76,370
Change in assets and liabilities
(Increase) decrease in prepaids	(40,714)	-	(40,714)
Increase (decrease) in accounts payable and accrued expenses	23,340	6,689	31,347
Total adjustments	185,394	6,689	665,354
Net cash (used in) operating activities	(50,302)	(1,025)	(138,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans, net of repayments	12,000	-	10,613
Proceeds from short-term loans - related party, net of repayments	-	-	4,867
Proceeds from convertible notes payable, net of repayments	40,000	16,006	116,850
Net cash provided by financing activities	52,000	16,006	132,330

Effect of foreign currency	-	(33)	5,507

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,698	14,948	(1,155)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,076	82	3,929

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,774	$15,030	$2,774

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of notes payable and accrued interest to common stock	$34,074	$-	$98,213
Conversion of liability to common stock	$-	$41,500	$47,800
Acquisition of intellectual property of Type2 Defense for common shares	$-	$-	$6,600
Conversion of accounts payable and notes payable to equity (Note 7)	$-	$-	$291,559

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2012 10K and audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

During October 2011, the Company decided to abandon the former operations to focus solely on the Type2 Defense product. All inventories from the former products were written off as of October 1, 2011. The Type 2 Defense product is currently under development with the initial shipment expected at the end of June 2013.

The Company has elected to enter the development stage on October 1, 2011 and expects to emerge from the development stage at the end of June 2013.

During October 2012, the board of directors increased the number of common shares authorized from 90,000,000 to 200,000,000 shares.

During February 2013, the Company began the first production run of the Type 2 Defense product. The Company expects the product will be completed in May 2013 with sales in June 2013.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $3,678,271 since inception, of which $804,346 are deficits accumulated during the development stage, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates that they will need a $600,000 capital infusion to continue operations through the end of 2013. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officer and directors may need to contribute funds to sustain operations.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

The Company no longer operates in Canada. Effective January 1, 2013, the Company changed its functional currency from Canadian dollar to US dollar and combined the accounting records into a single set of books based on the currency translation rate at January 1, 2013. Prior to January 1, 2013, the Company recorded translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three months ended March 31, 2012, the Company recorded $6,514 in translation losses.

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

The Company maintains cash and cash equivalent balances at a single financial institution that is insured by the Federal Deposit Insurance Corporation.

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company currently has no revenue. Once the Company emerges from the development state and generates revenue from the sales of its products, the following criteria for recognition will be utilized:

1) persuasive evidence of an arrangement exists;
2) delivery has occurred or services have been rendered;
3) the seller’s price to the buyer is fixed or determinable, and
4) collectability is reasonably assured.

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company has not issued any options or warrants to date. At March 31, 2013, the total shares issuable upon conversion of convertible notes payable would be 7,967,325 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of March 31, 2013, the Company had no inventory.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (UNAUDITED)

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001. On June 30, 2010, the authorized shares were increased to 90,000,000. In October 2012, the Company increased the authorized common shares to 200,000,000.

On March 27, 2011, the Company filed Form S-8 for the 2011 Stock Incentive and Equity Compensation Plan for 20,000,000 registered shares of the Company’s common stock. The Company issued 4,070,000 and 15,641,000 shares under this plan during the year ended December 31, 2012 and 2011, respectively.

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

During October and November 2012, the Company issued 1,550,000 registered shares of the Company’s common stock in their S-8 registration filed March 2011 to a consultant for legal compensation. These shares were valued at $0.0179 per share or $27,675.

During October 2012, the Company issued 1,708,334 unregistered shares of the Company’s common stock to settle a convertible note payable plus accrued interest. These shares were valued at $0.009 per share or $15,375.

During November 2012, the Company issued 2,000,000 registered shares of the Company’s common stock in their S-8 registration filed March 2011 to an employee for service to the Company. These shares were valued at $0.0125 per share or $25,000.

During November 2012, the Company issued 520,000 registered shares of the Company’s common stock in their S-8 registration filed March 2011 to settle an accounts payable. These shares were valued at $0.012 per share or $6,300.

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

During January 2013, a consultant was granted 1,500,000 registered shares of the Company’s common stock in their S-8 registration filed in March 2013 for website services. The shares were valued at $15,000 or $0.01 per share. The shares were issued on March 8, 2013.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY (CONTINUED)

During January 2013, a consultant was granted 2,000,000 registered shares of the Company’s common stock in their S-8 registration filed in March 2013 for legal services to the Company. The shares were valued at $26,000 or $0.013 per share. The shares were issued on March 8, 2013.

During January 2013 a consultant was issued 2,000,000 unregistered shares of the Company’s common stock for marketing services to the Company. These shares were valued at $26,000 or $0.013 per share.

During January 2013 a consultant was granted 500,000 unregistered shares of the Company’s common stock for accounting and finance services to the Company. These shares were valued at $6,000 or $0.012 per share. The shares were issued on April 23, 2013. These shares are reflected in the liability for common stock to be issued at March 31, 2013.

During January 2013, a consultant was granted 625,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for marketing services to the Company. The shares were valued at $6,938 or $0.011 per share. The shares were issued on March 8, 2013.

During January 2013, a consultant was granted 4,500,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for marketing services to the Company. The shares were valued at $50,000 or $0.011 per share. The shares were issued on March 15, 2013.

During January and February 2013, a convertible promissory note totaling $30,983 including interest was fully converted into 4,426,174 unregistered shares of the Company’s common stock at $0.007 per share.

During February 2013, a consultant was granted 4,500,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for marketing services to the Company. The Company issued 3,000,000 shares on April 23, 2013 and withheld the remaining 1,500,000 shares pending the consultant fulfilling certain performance obligations under the agreement. The 3,000,000 shares were valued at $56,700 or $0.0189 per share. These shares are reflected in the liability for common stock to be issued at March 31, 2013.

During March 2013, a consultant was granted 4,500,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for marketing services to the Company. The Company issued 3,000,000 shares on April 22, 2013 and withheld the remaining 1,500,000 shares pending the consultant fulfilling certain performance obligations under the agreement. The 3,000,000 shares were valued at $69,000 or $0.023 per share. These shares are reflected in the liability for common stock to be issued at March 31, 2013.

On March 4, 2013, the Company filed a Form S-8 with the Security and Exchange Commission. The 2013 Stock Incentive Plan may issue up to 30,000,000 registered shares of the Company’s common stock for services to the Company. The Company granted 14,625,000 shares under this plan during the three months ended March 31, 2013 and an additional 500,000 shares in April 2013.

During March 2013, a convertible promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $3,091 including interest was converted into 441,576 unregistered shares of the Company’s common stock at $0.007 per share.

During March 2013, a convertible promissory notes totaling $4,433.61 including interest was fully converted into 1,773,444 unregistered shares of the Company’s common stock at $0.0025 per share. The shares were issued on April 3, 2013. These shares are reflected in the liability for common stock to be issued at March 31, 2013.

As of March 31, 2013, the Company has 116,578,612 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by a former officer of the Company. The Company uses office space in the other company’s offices. This arrangement terminated on April 1, 2012. Rent expense was $599 for the three months ended March 31, 2012.

NOTE 5 - SHORT-TERM LOANS

On January 25, 2013, the Company issued a $12,000 promissory note to an individual. The loan bears interest at 5% and is payable on demand. The unpaid balance including accrued interest was $12,100 at March 31, 2013. This noted is included as short-term loans on the condensed balance sheet.

NOTE 6 - SHORT-TERM LOANS - RELATED PARTY

On August 18, 2011, a related party advanced $1,500 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,616 and $1,597 at March 31, 2013 and December 31, 2012, respectively. This noted is included as short-term loans – related party on the condensed balance sheet.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On December 16, 2011, the Company was advanced $4,100 each from two unrelated parties. The advances are evidenced by two equal convertible promissory notes bearing interest at 5% per annum with a due date on December 31, 2012. In addition, at any time, the holders may convert the notes into shares of the Company’s common stock at an exercise price of $.0025 per share. During July and September 2012, one of the convertible notes was converted into 1,640,000 unregistered shares of the Company’s common stock at $0.0025 per share. During March 2013 the remaining $4,434, which includes accrued interest was converted into 1,773,444 unregistered shares of the Company’s common stock at $0.0025 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $4,314 at December 31, 2012.

On April 20, 2012, the Company issued a $2,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. After the due date, the interest rate on the convertible note increased to 15%. The unpaid balance including accrued interest was $2,735 and $2,641 at March 31, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

On May 10, 2012, the Company issued a $2,600 convertible note to the Company’s CEO. The loan bears interest at 5% and has a maturity date of November 10, 2012. In addition, at any time, the Company’s CFO may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. After the due date, the interest rate on the convertible note increases to 15%. The unpaid balance including accrued interest was $2,812 and $2,714 at March 31, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

On July 18, 2012, the Company issued a $30,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share. During January and February 2013, $30,983 including accrued interest was converted into 4,426,174 unregistered shares of the Company’s common stock at $0.007 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $30,813 at December 31, 2012.

On August 22, 2012, the Company issued a $3,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of January 22, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share. During March 2013, $3,091 including accrued interest was converted into 441,576 unregistered shares of the Company’s common stock at $0.007 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $3,056 at December 31, 2012.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

On October 19, 2012, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of April 19, 2013. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share. During April 2013, $10,266 including accrued interest was converted into 1,466,537 unregistered shares of the Company’s common stock at $0.007 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $10,230 and $10,105 at March 31, 2013 and December 31, 2012, respectively.

On November 23, 2012, the Company issued a $7,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of May 23, 2013. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share. The unpaid balance including accrued interest was $7,125 and $7,037 at March 31, 2013 and December 31, 2012, respectively.

On January 28, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to December 31, 2013 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.01 per share. The unpaid balance including accrued interest was $12,604 at March 31, 2013.

On January 30, 2013, the Company issued a $7,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of July 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The unpaid balance including accrued interest was $7,563 at March 31, 2013.

On February 20, 2013, the Company issued a $7,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 20, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The unpaid balance including accrued interest was $7,547 at March 31, 2013.

On February 26, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to January 31, 2014 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.01 per share. The unpaid balance including accrued interest was $12,552 at March 31, 2013.

As of March 31, 2013, the total short-term loans - convertible amounted to $63,168 including $1,068 of accrued interest. The conversion price of the notes were fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note were not considered derivative liabilities. The beneficial conversion features of the convertible notes are at a price below fair market value. The Company recorded interest expense of $42,074 during the three months ended March 31, 2013, in the accompanying condensed statement of operations for the beneficial conversion feature based on the fair market value of $0.0159 per share of the Company’s common stock at March 31, 2013.

NOTE 8 - MAJOR CUSTOMERS

The Company generated no sales during the three months ended March 31, 2013, and 2012.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 9 - CONVERSION OF ACCOUNTS PAYABLE AND NOTES PAYABLE TO EQUITY

On June 15, 2012, Gilles Chaumillon resigned as President, Chief Executive Officer and Director of the Company. In addition, Mr. Chaumillon agreed to settle his outstanding debt, interest and account payable balances of $227,811 for $10,000 payable in ten equal monthly installments of $1,000 beginning July 2012. At June 30, 2012, the Company wrote-of the net amount of $217,811 as a conversion of accounts payable and notes payable to equity. At March 31, 2013, Mr. Chaumillon is owed $9,000.

NOTE 10 - INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The acquisition from Type2 Defense, a Texas based sole proprietorship was for the issuance of 20,000,000 shares of the Company’s common stock. The shares are valued at $200,000 or $0.01 per share based on the closing price of the Company’s common stock on September 26, 2011. The agreement also includes the issuance of 10,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 10,000,000 shares of Company’s common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 600,000 shares of the Company’s common stock related to the reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors. The shares were valued at $0.013 per share or $6,600 and included as intellectual property on the accompanying condensed balance sheet. The issuance of 10,000,000 shares of the Company’s common stock upon reaching 1,500 customers was reduced by the advance to 9,400,000 shares. As of May 6, 2013, the agreement provisions for achieving operational milestones for 10,000,000 shares of the Company’s common stock and reaching 1,500 customers for 9,400,000 shares of the Company’s common stock have not been achieved.

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012 (UNAUDITED)

NOTE 12 - SUBSEQUENT EVENTS

During April 2013, a consultant was issued 500,000 registered shares of the Company’s common stock in their S-8 registration filed in March 2013 for accounting and finance services to the Company. These shares were valued at $6,375 or $0.0128 per share.

During April 2013, a convertible promissory note totaling $10,265.76 including interest was fully converted into 1,466,537 unregistered shares of the Company’s common stock at $0.007 per share.

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment to or disclosure in the condensed consolidated financial statements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2012 together with notes thereto as previously filed with our Annual Report on Form 10-K on March 22, 2013. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2013.

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

During October 2011, the Company decided to abandon the former operations to focus solely on the Type2 Defense product. All inventories from the former products were written off as of October 1, 2011. The Type 2 Defense product is currently under development with the initial shipment expected at the end of June 2013.

The Company has elected to enter the development stage on October 1, 2011 and expects to emerge from the development stage at the end of June 2013.

During October 2012, the board of directors increased the number of common shares authorized from 90,000,000 to 200,000,000 shares.

During February 2013, the Company began the first production run of the Type 2 Defense product. The Company expects the product will be completed in May 2013 with sales in June 2013.

For the three months ended March 31, 2013 as compared to the three months ended March 31, 2012

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

Results of Operations

Revenues

We generated no revenues for the three months ended March 31, 2013 and 2012. We hope to generate substantial revenues, continue operations and implement our business plan by the end of December 31, 2013. For the three months ended March 31, 2013 and 2012, we had no gross profit.

Operating Expenses

For the three months ended March 31, 2013, we had total operating expenses of $192,507, as compared to total operating expenses of $6,980 for the three months ended March 31, 2012. The increase of $185,527 in operating expenses between the two periods is primarily due to an approximate $161,000 increase in professional fees paid for by the issuance of common stock, an approximate $17,000 increase for other professional fees and an approximate $8,000 increase in other general and administrative expenses. We expect we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss. For the three months ended March 31, 2013, after interest expense of $43,189, we had a net loss of $235,696 or $0.002 per share. In comparison, for the three months ended March 31, 2012, after interest expense of $734, we had a net loss of $7,714 or $0.0001 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

As of March 31, 2013 our current assets totaled $43,488 consisting of $2,774 in cash and $40,714 of pre-paid costs for our initial production run of the Type 2 Defense product. Our other assets totaled $206,600 applicable to the Type 2 Defense intellectual property.

Our current liabilities were $358,442 as of March 31, 2013, which was represented by accounts payable and accrued expenses of $145,424, liability for stock to be issued of 136,134, short term loans of $12,100, short terms loans to related parties of $1,616, and convertible notes payable of $63,168.

We had no other liabilities and no long term commitments or contingencies as of March 31, 2013.

We had a working capital deficit of $314,954 at March 31, 2013. Unless we secure additional funding, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.

On January 25, 2013, we issued a $12,000 promissory note to an individual. The loan bears interest at 5% and is payable on demand.

On January 28, 2013, we issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to December 31, 2013 into shares of our common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.01 per share.

On January 30, 2013, we issued a $7,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of July 30, 2013. In addition, at any time, the holder may convert the note into shares of our common stock at an exercise price of $.005 per share.

On February 20, 2013, we issued a $7,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 20, 2013. In addition, at any time, the holder may convert the note into shares of our common stock at an exercise price of $.005 per share.

On February 26, 2013, we issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to January 31, 2014 into shares of our common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.01 per share.

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

Our Plan of Operation for the Next Nine Months.

We have finalized our formulations; production of our Type 2 production has commenced and we are in the final stages of launching our website. With the completion of our first production run in May 2013 and launch of our website, we expect to generate sales by the fiscal quarter ended June 30, 2013. Fulfillment will be handled by a third party fulfillment house. We will most likely require additional working capital to fully implement our business plan for 2013. We have no commitment for additional funding.

Our business strategy for the next nine months will be to implement on-line sales of our Type2 Defense product.

At March 31, 2013 we had nominal cash which will not be sufficient to satisfy our working capital requirements for the next nine months. We cannot forecast with any degree of certainty anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues we may cease operations in which case you will lose your investment.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2013. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013 and through the current date we issued a total of 7,367,750 shares during the three months ended March 31, 2013 and a further 3,239,981 shares to the current date of our common stock.

a)	During January 2013 a consultant was issued 2,000,000 unregistered shares of the Company’s common stock for marketing services to the Company. These shares were valued at $26,000 or $0.013 per share.
b)
During January 2013 a consultant was granted 500,000 unregistered shares of the Company’s common stock for accounting and finance services to the Company. These shares were valued at $6,000 or $0.012 per share. The shares were issued on April 23, 2013.

c)
During January and February 2013, a convertible promissory note totaling $30,983 including interest was fully converted into 4,426,174 unregistered shares of the Company’s common stock at $0.007 per share.

d)
During March 2013, a convertible promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $3,091 including interest was converted into 441,576 unregistered shares of the Company’s common stock at $0.007 per share.

e)
During March 2013, a convertible promissory notes totaling $4,433.61 including interest was fully converted into 1,773,444 unregistered shares of the Company’s common stock at $0.0025 per share. The shares were issued on April 3, 2013.

f)	During April 2013, a convertible promissory note totaling $10,266 including interest was fully converted into 1,466,537 unregistered shares of the Company’s common stock at $0.007 per share.

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

Use of Proceeds of Unregistered Securities.

There were no proceeds from the sales the Company’s unregistered common stock during the three months March 31, 2013.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

Item 5. Other information

None

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
___________
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

BIO-SOLUTIONS CORP.
a Nevada corporation

May 6, 2013	By:	/s/ William J. Gallagher
William J. Gallagher
Chief Executive Officer, Chief Financial Officer and a Director