Form 10-Q
period 2013-06-30
Bio-Solutions Corp.
filed 2013-08-02
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 02, 2013
Common stock, $0.001 par value	156,943,593

BIO-SOLUTIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	F-2

	Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012 and Development Stage from October 1, 2011 to June 30, 2013 (Unaudited)	F-3

	Condensed Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012 and Development Stage from October 1, 2011 to June 30, 2013 (Unaudited)	F-4

	Notes to Condensed Financial Statements (Unaudited)	F-5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7

ITEM 4.	CONTROLS AND PROCEDURES	8

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	9

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	9

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	10

ITEM 4.	MINE SAFETY DISCLOSURE	10

ITEM 5.	OTHER INFORMATION	10

ITEM 6.	EXHIBITS	11

SIGNATURES		12

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

The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 22, 2013.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012
IN US$

	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$16,513	$1,076
Inventory	43,903	-
Total current assets	60,416	1,076

Other Asset
Intellectual Property	431,600	206,600

TOTAL ASSETS	$492,016	$207,676

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$112,320	$123,199
Short - term loans	12,250	-
Short - term loans - related parties	1,635	1,597
Short - term loans - convertible	108,494	60,680
Total current liabilities	234,699	185,476

TOTAL LIABILITIES	234,699	185,476

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized,
156,943,593 and 101,085,862 shares issued and outstanding as of
June 30, 2013 and December 31, 2012, respectively	156,944	101,086
Additional paid in capital	4,381,309	3,588,967
Deferred compensation	(182,753)	(150,000)
Accumulated deficit	(2,873,925)	(2,873,925)
Deficit accumulated during the development stage	(1,148,980)	(568,650)
Accumulated other comprehensive loss	(75,278)	(75,278)
Total stockholders' equity	257,317	22,200

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$492,016	$207,676

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH JUNE 30, 2013
IN US$

	THREE MONTHS ENDED	THREE MONTHS ENDED	SIX MONTHS ENDED	SIX MONTHS ENDED	DEVELOPMENT STAGE PERIOD FROM OCTOBER 1, 2011 to
	JUNE 30, 2013	JUNE 30, 2012	JUNE 30, 2013	JUNE 30, 2012	JUNE 30, 2013

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES
Beginning inventory	-	-	-	-	-
Purchases/Write-off of obsolete inventory	-	-	-	-	3,632
Ending inventory	-	-	-	-	-
Total Cost of Revenues	-	-	-	-	3,632

GROSS PROFIT (LOSS)	-	-	-	-	(3,632)

OPERATING EXPENSES
Professional fees/stock based compensation	282,222	18,085	465,483	23,765	902,765
Amortization expense and impairment	-	-	-	-	85,288
General and administrative	3,344	3,189	12,590	4,489	18,867
Total Operating Expenses	285,566	21,274	478,073	28,254	1,006,920

NET LOSS BEFORE OTHER EXPENSE	(285,566)	(21,274)	(478,073)	(28,254)	(1,010,552)

OTHER EXPENSE
Interest expense	(59,068)	(163,323)	(102,257)	(164,057)	(138,428)
Total other expense	(59,068)	(163,323)	(102,257)	(164,057)	(138,428)

NET LOSS	$(344,634)	$(184,597)	$(580,330)	$(192,311)	$(1,148,980)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	132,694,907	67,190,397	120,799,168	67,190,397

NET LOSS PER SHARE	$(0.003)	$(0.003)	$(0.005)	$(0.003)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(344,634)	$(184,597)	$(580,330)	$(192,311)	$(1,148,980)
Currency translation gains (losses)	-	6,575	-	61	(12,578)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(344,634)	$(178,022)	$(580,330)	$(192,250)	$(1,161,558)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH JUNE 30, 2013
IN US$

	SIX MONTHS ENDED	SIX MONTHS ENDED	DEVELOPMENT STAGE PERIOD FROM OCTOBER 1, 2011 THROUGH
	JUNE 30, 2013	JUNE 30, 2012	JUNE 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(580,330)	$(192,311)	$(1,148,980)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	-	-	85,288
Common stock issued for services	428,295	-	780,664
Beneficial Conversion Feature of Notes Payable	99,828	162,356	134,124
Change in assets and liabilities
(Increase) decrease in inventory	(43,902)	-	(43,902)
Increase (decrease) in accounts payable and accrued expenses	(2,077)	(3,683)	5,930
Total adjustments	482,144	158,673	962,104
Net cash (used in) operating activities	(98,186)	(33,638)	(186,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans, net of repayments	12,000	-	10,613
Proceeds from short-term loans - related party, net of repayments	-	-	4,867
Proceeds from convertible notes payable, net of repayments	101,623	28,600	178,473
Net cash provided by financing activities	113,623	28,600	193,953

Effect of foreign currency	-	5,176	5,507

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,437	138	12,584

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,076	82	3,929

CASH AND CASH EQUIVALENTS - END OF PERIOD	$16,513	$220	$16,513

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of notes payable and accrued interest to common stock	$55,949	$10,000	$120,088
Conversion of liability to common stock	$6,375	$41,500	$54,175
Acquisition of intellectual property of Type2 Defense for common shares	$225,000	$-	$231,600
Conversion of accounts payable and notes payable to equity (Note 7)	$-	$217,811	$291,559

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (UNAUDITED)

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

The Company elected to enter the development stage on October 1, 2011 and will emerge from the development stage during July 2013.

During October 2012, the board of directors increased the number of common shares authorized from 90,000,000 to 200,000,000 shares.

The first production run of the Type 2 Defense product was completed during June 2013 and the initial shipment occurred in early July 2013.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $4,022,905 since inception, of which $1,148,980 are deficits accumulated during the development stage, and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates that they will need a $500,000 capital infusion to continue operations through the end of 2013. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officer and directors may need to contribute funds to sustain operations.

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

The Company’s primary activities since October 1, 2011 have been performing business, strategic and financial planning, enhancing the Type2 Defense formula and securing capital for ongoing operations. The Company began shipping product to customers in early July 2013 and will emerge from the development stage during the third quarter of 2013.

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
JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

The Company no longer operates in Canada. Effective January 1, 2013, the Company changed its functional currency from Canadian dollar to US dollar and combined the accounting records into a single set of books based on the currency translation rate at January 1, 2013. Prior to January 1, 2013, the Company recorded translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three and six months ended June 30, 2012, the Company recorded $6,575 and $61 in translation gains, respectively.

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
JUNE 30, 2013 AND 2012 (UNAUDITED)

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

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company has not issued any options or warrants to date. At June 30, 2013, the total shares issuable upon conversion of convertible notes payable would be 17,019,281 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of June 30, 2013, the Company had inventory of $43,903.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (UNAUDITED)

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

In February 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). The amendments to U.S. GAAP will be effective for fiscal years starting after December 15, 2012. The Company is currently assessing the impact of this accounting guidance on the consolidated financial statements and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001. On June 30, 2010, the authorized shares were increased to 90,000,000. In October 2012, the Company increased the authorized common shares to 200,000,000.

On March 27, 2011, the Company filed Form S-8 for the 2011 Stock Incentive and Equity Compensation Plan for 20,000,000 registered shares of the Company’s common stock. The Company issued 19,711,000 shares under this plan.

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
JUNE 30, 2013 AND 2012 (UNAUDITED)

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

During February 2013, a consultant was granted 4,500,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for marketing services to the Company. The Company issued 3,000,000 shares on April 23, 2013 and issued the remaining 1,500,000 shares on June 10, 2013 upon fulfilling certain performance obligations under the agreement. The 3,000,000 shares were valued at $56,700 or $0.0189 per share and the 1,500,000 shares were valued at $19,500 or $.013 per share for an aggregate of $76,200.

During March 2013, a consultant was granted 4,500,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for marketing services to the Company. The Company issued 3,000,000 shares on April 22, 2013 and issued the remaining 1,500,000 shares on June 10, 2013 upon fulfilling certain performance obligations under the agreement. The 3,000,000 shares were valued at $69,000 or $0.023 per share and the 1,500,000 shares were valued at $19,500 or $.013 per share for an aggregate of $88,500.

On March 4, 2013, the Company filed a Form S-8 with the Security and Exchange Commission. The 2013 Stock Incentive Plan may issue up to 30,000,000 registered shares of the Company’s common stock for services to the Company. The Company granted 9,500,000 and 18,125,000 shares under this plan during the three and six months ended June 30, 2013, respectively.

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

During April 2013, the Company issued 500,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 to settle an accounts payable. These shares were valued at $0.0128 per share or $6,375.

During April 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $10,266 including interest was converted into 1,466,537 unregistered shares of the Company’s common stock at $0.007 per share.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY (CONTINUED)

During May 2013 a consultant was granted 100,000 unregistered shares of the Company’s common stock for investor relation services to the Company. These shares were valued at $1,410 or $0.0141 per share.

During May 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,175 including interest was converted into 1,025,000 unregistered shares of the Company’s common stock at $0.007 per share.

During June 2013, a director was issued 2,500,000 unregistered shares of the Company’s common stock for marketing services compensation. These shares were valued at $0.015 per share or $37,500.

During June 2013, an employee was issued 3,500,000 unregistered shares of the Company’s common stock for website services and salary compensation. These shares were valued at $0.015 per share or $52,500.

During June 2013, a consultant was issued 2,500,000 unregistered shares of the Company’s common stock for warehousing and fulfillment services compensation. These shares were valued at $0.015 per share or $37,500.

During June 2013, our chief executive officer was issued 15,000,000 unregistered shares of the Company’s common stock for fulfilling provisions in the Type2 acquisition agreement dated September 26, 2011. These shares were valued at $0.015 per share or $225,000.

During June 2013, a consultant was issued 2,500,000 unregistered shares of the Company’s common stock for investor relations compensation. These shares were valued at $0.015 per share or $37,500.

As of June 30, 2013, the Company has 156,943,593 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by a former officer of the Company. The Company uses office space in the other company’s offices. This arrangement terminated on April 1, 2012. Rent expense was $599 for the six months ended June 30, 2012.

NOTE 5 - SHORT-TERM LOANS

On January 25, 2013, the Company issued a $12,000 promissory note to an individual. The loan bears interest at 5% and is payable on demand. The unpaid balance including accrued interest was $12,250 at June 30, 2013. This note is included as short-term loans on the condensed balance sheet.

NOTE 6 - SHORT-TERM LOANS - RELATED PARTY

On August 18, 2011, a related party advanced $1,500 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,635 and $1,597 at June 30, 2013 and December 31, 2012, respectively. This note is included as short-term loans – related party on the condensed balance sheet.

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

On April 20, 2012, the Company issued a $2,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. After the due date, the interest rate on the convertible note increased to 15%. The unpaid balance including accrued interest was $2,829 and $2,641 at June 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

On May 10, 2012, the Company issued a $2,600 convertible note to the Company’s CEO. The loan bears interest at 5% and has a maturity date of November 10, 2012. In addition, at any time, the Company’s CEO may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. After the due date, the interest rate on the convertible note increases to 15%. During June 2013, the Company paid the principle balance of $2,600 to the Company’s CEO. The unpaid balance including accrued interest was $309 and $2,714 at June 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

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
JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

On October 19, 2012, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of April 19, 2013. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share. During April 2013, $10,266 including accrued interest was converted into 1,466,537 unregistered shares of the Company’s common stock at $0.007 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $10,105 at December 31, 2012.

On November 23, 2012, the Company issued a $7,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of May 23, 2013. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share. During May 2013, $7,175 including accrued interest was converted into 1,025,000 unregistered shares of the Company’s common stock at $0.007 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $7,037 December 31, 2012.

On January 28, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to December 31, 2013 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.01 per share. The unpaid balance including accrued interest was $12,760 at June 30, 2013.

On January 30, 2013, the Company issued a $7,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of July 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The unpaid balance including accrued interest was $7,656 at June 30, 2013.

On February 20, 2013, the Company issued a $7,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 20, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The unpaid balance including accrued interest was $7,641 at June 30, 2013.

On February 26, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to January 31, 2014 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.01 per share. The unpaid balance including accrued interest was $12,708 at June 30, 2013.

On April 30, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The unpaid balance including accrued interest was $10,083 at June 30, 2013.

On April 30, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 10% and has a maturity date of October 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.01 per share. The unpaid balance including accrued interest was $10,167 at June 30, 2013.

On May 27, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 27, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The unpaid balance including accrued interest was $12,552 at June 30, 2013.

On June 10, 2013, the Company issued a $6,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The unpaid balance including accrued interest was $6,514 at June 30, 2013.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 10, 2013, the Company issued a $6,222 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The unpaid balance including accrued interest was $6,235 at June 30, 2013.

On June 10, 2013, the Company issued a $6,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The unpaid balance including accrued interest was $6,514 at June 30, 2013.

On June 18, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The unpaid balance including accrued interest was $12,526 at June 30, 2013.

As of June 30, 2013, the total short-term loans - convertible amounted to $122,379 including $2,157 of accrued interest. The conversion price of the notes were fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note were not considered derivative liabilities. The beneficial conversion features of the convertible notes are at a price below fair market value. The Company recorded interest expense of $57,754 and $162.356 during the three months ended June 30, 2013 and 2012 respectively, and $121,266 and $162,356 during the six months ended June 30, 2013 and 2012 respectively, in the accompanying condensed statement of operations for the beneficial conversion feature based on the fair market value of $0.0135 and $.02 per share of the Company’s common stock at June 30, 2013 and 2012, respectively.

NOTE 8 - MAJOR CUSTOMERS

The Company generated no sales during the three and six months ended June 30, 2013, and 2012.

NOTE 9 - CONVERSION OF ACCOUNTS PAYABLE AND NOTES PAYABLE TO EQUITY

On June 15, 2012, Gilles Chaumillon resigned as President, Chief Executive Officer and Director of the Company. In addition, Mr. Chaumillon agreed to settle his outstanding debt, interest and account payable balances of $227,811 for $10,000 payable in ten equal monthly installments of $1,000 beginning July 2012. At June 30, 2012, the Company wrote-off the net amount of $217,811 as a conversion of accounts payable and notes payable to equity. At June 30, 2013, Mr. Chaumillon is owed $9,000.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 10 - INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The acquisition from Type2 Defense, a Texas based sole proprietorship was for the issuance of 20,000,000 shares of the Company’s common stock. The shares are valued at $200,000 or $0.01 per share based on the closing price of the Company’s common stock on September 26, 2011. The agreement also includes the issuance of 10,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 10,000,000 shares of Company’s common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 600,000 shares of the Company’s common stock related to the reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors. The shares were valued at $0.013 per share or $6,600 and included as intellectual property on the accompanying condensed balance sheet. The issuance of 10,000,000 shares of the Company’s common stock upon reaching 1,500 customers was reduced by the advance to 9,400,000 shares. During June 2013, the Company achieved the operational milestones as specified in the September 26, 2011 Type 2 Defense acquisition agreement. On June 18, 2013, the Company issued 10,000,000 shares to the Company’s CEO for the Type2 Defense product meeting the operational milestones. The shares were valued at $0.015 per share or $150,000 and included as intellectual property on the accompanying condensed balance sheet. In addition, on June18, 2013, an advance of 5,000,000 shares of the Company’s common stock related to reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors and issued to the Company’s CEO. The shares were valued at $0.015 per share or $75,000 and included as intellectual property on the accompanying condensed balance sheet. As of August 02, 2013, the agreement provisions for reaching 1,500 customers for 4,400,000 shares of the Company’s common stock was achieved during early July and the remaining shares will be issued by September 30, 2013.

All assets other than the intellectual property had a fair value of $0, with the intellectual property being valued at $431,600. The Company has not amortized this value as they deem the value to have an infinite useful life.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2012 together with notes thereto as previously filed with our Annual Report on Form 10-K on March 22, 2013. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2013.

Background

Our Business

On March 27, 2007, Bio-Solutions Corp. (the “Company”) was incorporated in the State of Nevada.

The Company was a manufacturer of a pre-mix for chicken integrators called Nutra-Animal, a pre-mix anti-oxidant containing wheat middlings, vitamin E, calcium carbonate, silicone dioxide, shrimp flour, sodium selenite and fish oil. The Company is also the distributor of GreenEx ™ in Africa. GreenEx ™ is a biological larvicide produced from a strain of Bacillus thuringiensis subspecies israelensis (Bti), a naturally occurring bacterium that produces a crystalline protein toxin (cystal) toxic for mosquitoes, vectors of Malaria. GreenEx ™ formulations are produced in the United States to strict manufacturing specifications, ensuring that the products are of high quality and without any harmful contaminants.

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

The Company has elected to enter the development stage on October 1, 2011 and will emerge from the development stage during July 2013.

During October 2012, the board of directors increased the number of common shares authorized from 90,000,000 to 200,000,000 shares.

The first production run of the Type 2 Defense product was completed during June 2013 and the initial shipment occurred in early July 2013.

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012

During June 2013, we completed our initial production run of approximately 1,800 cases of our Type2 Defense Product and launched our website. With the launch of our website, we began generating sales during July 2013. Fulfillment will be handled by a third party fulfillment house. We will likely require additional working capital to fully implement our business plan for 2013. We have no commitment for additional funding.

Results of Operations

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Results of Operations

Revenues. We generated no revenues for the three months ended June 30, 2013 and 2012. We hope to generate substantial revenues, continue operations and implement our business plan by the end of December 31, 2013. For the three months ended June 30, 2013 and 2012, we had no gross profit.

Operating Expenses. For the three months ended June 30, 2013, we had total operating expenses of $285,566, as compared to total operating expenses of $21,274 for the three and six months ended March 31, 2012. The increase of $264,292 in operating expenses between the two periods is primarily due to an approximate $268,000 increase in professional fees paid for by the issuance of common stock, offset by an approximate $3,000 decrease for other professional fees. We expect our operating expense to increase as we market our product and revenues grow. We will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss. For the three months ended June 30, 2013, after interest expense of $59,068, we had a net loss of $344,634 or $0.003 per share. In comparison, for the three months ended March 31, 2012, after interest expense of $163,323, we had a net loss of $184,597 or $0.003 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Revenues. We generated no revenues for the six months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, we had no gross profit.

Operating Expenses

For the six months ended June 30, 2013, we had total operating expenses of $478,073, as compared to total operating expenses of $28,254 for the six months ended March 31, 2012. The increase of $449,819 in operating expenses between the two periods is primarily due to an approximate $428,000 increase in professional fees paid for by the issuance of common stock, an approximate $14,000 increase for other professional fees and an approximate $8,000 increase in other general and administrative expenses. We expect our operating expense to increase as we market our product and revenues grow. We will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss. For the six months ended June 30, 2013, after interest expense of $102,257, we had a net loss of $580,330 or $0.005 per share. In comparison, for the six months ended March 31, 2012, after interest expense of $164,057, we had a net loss of $192,311 or $0.003 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

As of June 30, 2013 our current assets totaled $60,416 consisting of $16,513 in cash and $43,903 of inventory for our initial production run of our Type 2 Defense product. Our other assets totaled $431,600 applicable to the Type 2 Defense intellectual property.

Our current liabilities were $234,699 as of June 30, 2013, which was represented by accounts payable and accrued expenses of $112,320, a short term loan of $12,250, short terms loan to a related party of $1,635, and convertible notes payable of $108,494.

We had no other liabilities and no long term commitments or contingencies as of June 30, 2013.

We had a working capital deficit of $174,283 at June 30, 2013. Unless we secure additional funding, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.

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

 On April 30, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On April 30, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 10% and has a maturity date of October 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.01 per share.

On May 27, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 27, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On June 10, 2013, the Company issued a $6,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On June 10, 2013, the Company issued a $6,222 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On June 10, 2013, the Company issued a $6,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On June 18, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

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

Our Plan of Operation for the Next Six Months.

During June we produced approximately 1,800 boxes of our Type2 Defense product. Product sales commenced in early July from our website and third party websites including Amazon.com. The product will sell from $44.95 to $49.95 per box. Fulfillment will be handled by a third party fulfillment house. We will most likely require additional working capital to fully implement our business plan for 2013. We have no commitment for additional funding.

Our business strategy for the next six months will be to implement on-line sales of our Type2 Defense product.

At June 30, 2013 we had nominal cash which will not be sufficient to satisfy our working capital requirements for the next six months. We cannot forecast with any degree of certainty anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues we may cease operations in which case you will lose your investment.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2013. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2013 and through the current date we issued a total of 37,732,731 shares of our common stock.

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
g)
During May 2013 a consultant was granted 100,000 unregistered shares of the Company’s common stock for investor relation services to the Company. These shares were valued at $1,410 or $0.0141 per share.

h)
During May 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,175 including interest was converted into 1,025,000 unregistered shares of the Company’s common stock at $0.007 per share.

i)	During June 2013, a director was issued 2,500,000 unregistered shares of the Company’s common stock for marketing services compensation. These shares were valued at $0.015 per share or $37,500.
j)
During June 2013, an employee was issued 3,500,000 unregistered shares of the Company’s common stock for website services and salary compensation. These shares were valued at $0.015 per share or $52,500.

k)
During June 2013, a consultant was issued 2,500,000 unregistered shares of the Company’s common stock for warehousing and fulfillment services compensation. These shares were valued at $0.015 per share or $37,500.

l)
During June 2013, our chief executive officer was issued 15,000,000 unregistered shares of the Company’s common stock for fulfilling provisions in the Type2 acquisition agreement dated September 26, 2011. These shares were valued at $0.015 per share or $225,000.

m)	During June 2013, a consultant was issued 2,500,000 unregistered shares of the Company’s common stock for investor relations compensation. These shares were valued at $0.015 per share or $37,500.

With respect to the sales of all securities

•
the aggregate shares of common stock were issued to nine United States residents and a Canadian resident in reliance on Section 4(2) and Rule 506 promulgated under the Securities Act of 1933, as amended. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities;

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

Use of Proceeds of Unregistered Securities.

There were no proceeds from the sales the Company’s unregistered common stock during the six months June 30, 2013.

Penny Stock Regulation.

Shares of our common stock are and will probably be subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules; deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

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

BIO-SOLUTIONS CORP.
a Nevada corporation

August 02, 2013	By:	/s/ William J. Gallagher
William J. Gallagher
Chief Executive Officer, Chief Financial Officer and a Director