Form 10-Q
period 2013-09-30
Bio-Solutions Corp.
filed 2013-11-14
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q
_________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013
or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2013
Common stock, $0.001 par value	174,768,593

PART I

BIO-SOLUTIONS, INC.
FORM 10-Q
TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	F-2

	Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and Development Stage from October 1, 2011 to September 30, 2013 (Unaudited)	F-3

	Condensed Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012 and Development Stage from October 1, 2011 to September 30, 2013 (Unaudited)	F-4

	Notes to Condensed Financial Statements (Unaudited)	F-5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7

ITEM 4.	CONTROLS AND PROCEDURES	8

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	9

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	9

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	MINE SAFETY DISCLOSURE	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	12

SIGNATURES		13

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

The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 22, 2013.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

	(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$269	$1,076
Inventory	27,904	-
Prepaid expenses	4,959	-
Total current assets	33,132	1,076

Other Asset
Intellectual Property	431,600	206,600

TOTAL ASSETS	$464,732	$207,676

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$123,080	$123,199
Liability for stock to be issued	20,000	-
Short - term loans	6,000	-
Short - term loans - related parties	1,653	1,597
Short - term loans - convertible	91,716	60,680
Total current liabilities	242,449	185,476

TOTAL LIABILITIES	242,449	185,476

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized,
174,768,593 and 101,085,862 shares issued and outstanding as of
September 30, 2013 and December 31, 2012, respectively	174,769	101,086
Additional paid in capital	4,384,693	3,588,967
Deferred compensation	(92,429)	(150,000)
Accumulated deficit	(2,873,925)	(2,873,925)
Deficit accumulated during the development stage	(1,295,547)	(568,650)
Accumulated other comprehensive loss	(75,278)	(75,278)
Total stockholders' equity	222,283	22,200

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$464,732	$207,676

 The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
  CONDENSED STATEMENTS OF OPERATIONS AND ACCUMULATED OTHER COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE AND NINEMONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH SEPTEMBER 30, 2013
IN US$

	THREE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED	NINE MONTHS ENDED	DEVELOPMENT STAGEPERIOD FROM OCTOBER 1, 2011 to
	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012	SEPTEMBER 30, 2013

REVENUE	$224	$-	$224	$-	$224

COST OF REVENUES	13,075	-	13,075	-	16,707

GROSS LOSS	(12,851)	-	(12,851)	-	(16,483)

OPERATING EXPENSES
Professional fees/stock based compensation	214,609	208,333	680,092	232,098	1,117,374
Amortization expense and impairment	-	-	-	-	85,288
General and administrative	5,599	632	18,189	5,121	24,466
Total Operating Expenses	220,208	208,965	698,281	237,219	1,227,128

NET LOSS BEFORE OTHER INCOME (EXPENSE)	(233,059)	(208,965)	(711,132)	(237,219)	(1,243,611)

OTHER INCOME (EXPENSE)
Interest income (expense)	107,492	(73,975)	5,235	(238,032)	(30,936)
Loss on conversion of debt	(21,000)	-	(21,000)	-	(21,000)
Total other expense	86,492	(73,975)	(15,765)	(238,032)	(51,936)

NET LOSS	$(146,567)	$(282,940)	$(726,897)	$(475,251)	$(1,295,547)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	167,946,447	73,773,114	136,687,627	69,400,652

NET LOSS PER SHARE	$(0.001)	$(0.004)	$(0.005)	$(0.007)

STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Net loss	$(146,567)	$(282,940)	$(726,897)	$(475,251)	$(1,295,547)
Currency translation gains (losses)	-	(6,649)	-	(6,588)	(12,578)

TOTAL ACCUMULATED OTHER COMPREHENSIVE LOSS	$(146,567)	$(289,589)	$(726,897)	$(481,839)	$(1,308,125)

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH SEPTEMBER 30, 2013
IN US$

	NINE MONTHS ENDED	NINE MONTHS ENDED	DEVELOPMENT STAGE PERIOD FROM OCTOBER 1, 2011 THROUGH
	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012	SEPTEMBER 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(726,897)	$(475,251)	$(1,295,547)

Adjustments to reconcile net loss
to net cash used in operating activities:
Impairment expense	-	-	85,288
Common stock issued for services	613,619	169,000	965,988
Beneficial Conversion Feature of Notes Payable	(8,838)	235,538	25,458
Loss on coversion of debt	21,000	-	21,000
Change in assets and liabilities
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in inventory	(27,903)	-	(27,903)
(Increase) decrease in prepaids	(4,959)	-	(4,959)
Increase (decrease) in accounts payable and accrued expenses	9,549	4,034	17,556
Total adjustments	602,468	408,572	1,082,428
Net cash used in operating activities	(124,429)	(66,679)	(213,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans, net of repayments	12,000	-	10,613
Proceeds from short-term loans - related party, net of repayments	-	-	4,867
Proceeds from convertible notes payable, net of repayments	111,622	61,600	188,472
Net cash provided by financing activities	123,622	61,600	203,952

Effect of foreign currency	-	5,274	5,507

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(807)	195	(3,660)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,076	82	3,929

CASH AND CASH EQUIVALENTS - END OF PERIOD	$269	$277	$269

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of notes payable and accrued interest to common stock	$110,824	$14,100	$174,963
Conversion of liability to common stock	$6,375	$41,500	$54,175
Acquisition of intellectual property of Type2 Defense for common shares	$225,000	$-	$231,600
Conversion of accounts payable and notes payable to equity (Note 9)	$-	$217,811	$291,559

  The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

The Company elected to enter the development stage on October 1, 2011. The first production run of the Company’s Type 2 Defense product was completed during June 2013. On July 8, 2013 the Company announced our product was available for on-line sales on Amzon.com. On July 9, 2013, the Company announced our product was available for on-line sales from our www.Type2Defense.com website. The first sale was completed in July 2013. As the Company only had nominal sales in the three months ended September 30, 2013, they have remained in the development stage. The Company will closely monitor their sales and determine at which point in time they will emerge from the development stage.

BIO-SOLUTIONS CORP.
(A DVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $4,169,472 since inception, of which $1,295,547 are deficits accumulated during the development stage and needs to raise additional funds to carry out their business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates that they will need a $700,000 capital infusion to continue operations through the third quarter of 2014. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officer and directors may need to contribute funds to sustain operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage

The Company is in the development stage commencing October 1, 2011. On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type 2 Defense. During October 2011, the Company abandoned its former operations to focus solely on the Type 2 Defense product. All inventories from the former products were written off as of October 1, 2011.

The first production run of the Company’s Type 2 Defense product was completed during June 2013. On July 8, 2013 the Company announced their product was available for on-line sales on Amzon.com. On July 9, 2013, the Company announced their product was available for on-line sales from our www.Type2Defense.com website. The first sale was completed in July 2013. As the Company only had nominal sales in the three months ended September 30, 2013, they have remained in the development stage. The Company will closely monitor their sales and determine at which point in time they will emerge from the development stage.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company provides estimates for its common stock valuations, inventory reserves, and valuation allowances for deferred taxes.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

The Company no longer operates in Canada. Effective January 1, 2013, the Company changed its functional currency from Canadian dollar to US dollar and combined the accounting records into a single set of books based on the currency translation rate at January 1, 2013. Prior to January 1, 2013, the Company recorded translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the three and nine months ended September 30, 2012, the Company recorded $6,649 and $6,588 in translation losses, respectively.

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

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company currently has a small amount of revenue. Company utilizes the following criteria for revenue recognition:

1) persuasive evidence of an arrangement exists;
2) delivery has occurred or services have been rendered;
3) the seller’s price to the buyer is fixed or determinable, and
4) collectability is reasonably assured.

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company has not issued any options or warrants to date. At September 30, 2013, the total shares issuable upon conversion of convertible notes payable would be 20,822,332 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of September 30, 2013, the Company had inventory of $27,904.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

On March 4, 2013, the Company filed a Form S-8 with the Security and Exchange Commission. The 2013 Stock Incentive Plan may issue up to 30,000,000 registered shares of the Company’s common stock for services to the Company. The Company granted 9,500,000 and 18,125,000 shares under this plan during the three and nine months ended September 30, 2013, respectively.

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

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

During July 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,688 including interest was converted into 1,537,500 unregistered shares of the Company’s common stock at $0.005 per share.

During August 2013, a consultant was granted 7,500,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for marketing services and creating an infomercial for the Company. The shares were valued at $75,000 or $0.01 per share.

During August 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $12,500 was converted into 1,250,000 unregistered shares of the Company’s common stock at $0.01 per share.

During September 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,688 including interest was converted into 1,537,500 unregistered shares of the Company’s common stock at $0.005 per share.

During September 2013, a third party purchased a $12,000 demand promissory note dated January 25, 2013 from one of the Company’s investors. According to the release and settlement between the Company and the third party, the note may be converted into unregistered shares of the Company’s common stock for $.001 per share. The third party partially converted $6,000 of the demand promissory note into 6,000,000 unregistered shares of the Company’s common stock at $0.001 per share. In addition, the Company recorded a loss on conversion of debt for $21,000 in the accompanying condensed consolidated statements of operations for the difference between the fair market value to the Company’s common stock and the conversion price. The fair market value on the date of conversion was $0.0045 per share.

As of September 30, 2013, the Company has 174,768,593 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company conducts business with another company owned by a former officer of the Company. The Company uses office space in the other company’s offices. This arrangement terminated on April 1, 2012. Rent expense was $599 for the nine months ended September 30, 2012.

NOTE 5 - SHORT-TERM LOANS

On January 25, 2013, the Company issued a $12,000 promissory note to an individual. The loan bears interest at 5% and is payable on demand. On September 24, 2013, the note was sold to a third party and the accrued interest was forgiven. According to the release and settlement between the Company and the third party, the note may be converted into unregistered shares of the Company’s common stock for $.001 per share. The third party converted $6,000 of the note into 6,000,000 unregistered shares of the Company’s common stock for $.001 per share. In addition, the Company recorded a loss on conversion of debt for $21,000 in the accompanying condensed consolidated statements of operations for the difference between the fair market value to the Company’s common stock and the conversion price. The fair market value on the date of conversion was $0.0045 per share. The unpaid balance was $6,000 at September 30, 2013. This note is included as short - term loans - convertible on the condensed balance sheet.

NOTE 6 - SHORT-TERM LOANS - RELATED PARTY

On August 18, 2011, a related party advanced $1,500 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,653 and $1,597 at September 30, 2013 and December 31, 2012, respectively. This note is included as short-term loans – related party on the condensed balance sheet.

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

On April 20, 2012, the Company issued a $2,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share. After the due date, the interest rate on the convertible note increased to 15%. The unpaid balance including accrued interest was $2,922 and $2,641 at September 30, 2013 and December 31, 2012, respectively. The Company is not compliant with the repayment terms of the note.

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

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

On November 23, 2012, the Company issued a $7,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of May 23, 2013. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $.007 per share. During May 2013, $7,175 including accrued interest was converted into 1,025,000 unregistered shares of the Company’s common stock at $0.007 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $7,037 at December 31, 2012.

On January 28, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to December 31, 2013 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.01 per share. During August 2013, $12,500 was converted into 1,250,000 unregistered shares of the Company’s common stock at $0.01 per share to satisfy the principle balance of the promissory note. The unpaid balance of accrued interest was $328 at September 30, 2013.

On January 30, 2013, the Company issued a $7,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of July 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. During August 2013, $7,688 including accrued interest was converted into 1,537,500 unregistered shares of the Company’s common stock at $0.005 per share to fully satisfy the promissory note.

On February 20, 2013, the Company issued a $7,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 20, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. During September 2013, $7,688 including accrued interest was converted into 1,537,500 unregistered shares of the Company’s common stock at $0.005 per share to fully satisfy the promissory note.

On February 26, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to January 31, 2014 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.01 per share. The unpaid balance including accrued interest was $12,865 at September 30, 2013.

On April 30, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The unpaid balance including accrued interest was $10,208 at September 30, 2013.

On April 30, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 10% and has a maturity date of October 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.01 per share. The unpaid balance including accrued interest was $10,417 at September 30, 2013.

On May 27, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 27, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The unpaid balance including accrued interest was $12,708 at September 30, 2013.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 10, 2013, the Company issued a $6,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The unpaid balance including accrued interest was $6,595 at September 30, 2013. The Company is not compliant with the repayment terms of the note.

On June 10, 2013, the Company issued a $6,222 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The unpaid balance including accrued interest was $6,313 at September 30, 2013. The Company is not compliant with the repayment terms of the note.

On June 10, 2013, the Company issued a $6,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The unpaid balance including accrued interest was $6,595 at September 30, 2013. The Company is not compliant with the repayment terms of the note.

On June 18, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The unpaid balance including accrued interest was $12,682 at September 30, 2013.

On August 2, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of February 2, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The unpaid balance including accrued interest was $10,083 at September 30, 2013.

As of September 30, 2013, the total short-term loans - convertible amounted to $91,716 including $2,494 of accrued interest. The conversion price of the notes were fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note were not considered derivative liabilities. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest income of $108,666 for the three months ended September 30, 2013 and interest expense of $73,185 for the three months ended September 30, 2012. The Company recorded interest income of $8,838 for the nine months ended September 30, 2013 and interest expense of $235,537 for the nine months ended September 30, 2012. The beneficial conversion feature was based on the fair market value of $0.0031 and $.023 per share of the Company’s common stock at September 30, 2013 and 2012, respectively.

NOTE 8 - MAJOR CUSTOMERS

The Company generated nominal sales during the three and nine months ended September 30, 2013 and no sales during the three and nine months ended September 30, 2012.

NOTE 9 - CONVERSION OF ACCOUNTS PAYABLE AND NOTES PAYABLE TO EQUITY

On June 15, 2012, Gilles Chaumillon resigned as President, Chief Executive Officer and Director of the Company. In addition, Mr. Chaumillon agreed to settle his outstanding debt, interest and account payable balances of $227,811 for $10,000 payable in ten equal monthly installments of $1,000 beginning July 2012. At June 30, 2012, the Company wrote-off the net amount of $217,811 as a conversion of accounts payable and notes payable to equity. At September 30, 2013, Mr. Chaumillon is owed $9,000.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 10 - INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The acquisition from Type2 Defense, a Texas based sole proprietorship was for the issuance of 20,000,000 shares of the Company’s common stock. The shares are valued at $200,000 or $0.01 per share based on the closing price of the Company’s common stock on September 26, 2011. The agreement also includes the issuance of 10,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 10,000,000 shares of Company’s common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 600,000 shares of the Company’s common stock related to the reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors. The shares were valued at $0.013 per share or $6,600 and included as intellectual property on the accompanying condensed balance sheet. The issuance of 10,000,000 shares of the Company’s common stock upon reaching 1,500 customers was reduced by the advance to 9,400,000 shares. During June 2013, the Company achieved the operational milestones as specified in the September 26, 2011 Type 2 Defense acquisition agreement. On June 18, 2013, the Company issued 10,000,000 shares to the Company’s CEO for the Type2 Defense product meeting the operational milestones. The shares were valued at $0.015 per share or $150,000 and included as intellectual property on the accompanying condensed balance sheet. In addition, on June 18, 2013, an advance of 5,000,000 shares of the Company’s common stock related to reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors and issued to the Company’s CEO. The shares were valued at $0.015 per share or $75,000 and included as intellectual property on the accompanying condensed balance sheet. As of November 14, 2013 the agreement provisions for reaching 1,500 customers for 4,400,000 shares of the Company’s common stock has not been achieved.

All assets other than the intellectual property had a fair value of $0, with the intellectual property valued at $431,600. The Company has not amortized this value as they deem the value to have an infinite useful life.

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

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Agreements

During July 2013 the Company signed a marketing services agreement with a consultant to provide certain services to include (i) create and produce a 30-minute infomercial for the Product with the goal of developing product messaging and positioning that is integrated with corporate strategy and achievement of short and long term sales objectives: (ii) create and produce an abridged version of the infomercial for Internet marketing on social networks; (iii) create and develop a four color print advertisement targeting specific magazines; and (iv) provide media buying services for placement of the infomercial. In further accordance with the terms and provisions of the marketing services agreement. The Company shall pay the consultant a production fee, which shall consist of the issuance of an aggregate 15,000,000 shares of common stock of which 7,500,000 shares were issued to the consultant during August 2013. The remaining 7,500,000 shares shall be issued upon completion of the infomercial. As of November 14, 2013, these shares have not been issued to the consultant. All shares of common stock issued to the consultant shall be subject to a registration statement on Form S-8.

During July 2013, the Company signed a six month agreement with a consulting firm to provide investor relations services for the Company. The consulting firm was compensated with $5,000 and 2 million unregistered shares of the Company’s common stock. The common stock was value at $20,000 or $0.01 and amortized over the life of the agreement. As of November 14, 2013 these shares have not been issued to the consulting firm and are reflected as a liability for stock to be issued.

Legal matters

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, product liability, employment, and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would not have a material adverse effect on the business or financial condition of the Company. Additionally, from time to time, the Company may pursue litigation against third parties to enforce or protect the Company’s rights under the Company’s trademarks, trade secrets and intellectual property rights generally.

NOTE 13 - SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required further adjustment to or disclosure in the condensed consolidated financial statements.

On November 7, 2013, the Company agreed to modify the terms of two $10,000 convertible promissory notes dated April 30, 2013. The conversion rate was reduced from $0.01 per share and $0.005 per share, respectively, to $0.0015 per share.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2012 together with notes thereto as previously filed with our Annual Report on Form 10-K on March 22, 2013. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2013.

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

The Company elected to enter the development stage on October 1, 2011. The first production run of the Company’s Type 2 Defense product was completed during June 2013. On July 8, 2013 the Company announced our product was available for on-line sales on Amzon.com. On July 9, 2013, the Company announced our product was available for on-line sales from our www.Type2Defense.com website. The first sale was completed in July 2013. As the Company only had nominal sales in the three months ended September 30, 2013, they have remained in the development stage. The Company will closely monitor their sales and determine at which point in time they will emerge from the development stage.

During June 2013, we completed our initial production run of approximately 1,800 cases of our Type2 Defense Product and launched our website. With the launch of our website, we began generating nominal sales during July 2013. Fulfillment will be handled by a third party fulfillment house. We are working on an infomercial that is scheduled for completion in November 2013. We will likely require additional working capital to fully implement our business plan for 2013. We have no commitment for additional funding.

Results of Operations

For the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Revenues. We generated revenues of $224 for the three months ended September 30, 2013 compare to no revenues for the three months ended September 30, 2012. We hope to generate substantial revenues, continue operations and implement our business plan by December 31, 2013.

Gross Profit. For the three months ended September 30, 2013 we reported a $12,851 gross loss as a result of heavy sample shipments for marketing activities compared to no gross loss for the three months ended September 30, 2012.

Operating Expenses. For the three months ended September 30, 2013, we had total operating expenses of $220,208, as compared to total operating expenses of $208,965 for the three months ended September 30, 2012. The increase of $11,243 or 5% in operating expenses between the two periods is primarily due to an approximate $6,200 increase in stock based compensation for investor relations and an increase of approximately $5,000 in other general and administrative expenses. We expect our operating expense to increase as we market our product and revenues grow. We will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss. For the three months ended September 30, 2013, after interest income of $107,492 and a $21,000 loss from conversion of debt, we had a net loss of $146,567 or $0.001 per share. In comparison, for the three months ended September 30, 2012, after interest expense of $73,975, we had a net loss of $282,940 or $0.004 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Revenues. We generated revenues of $224 for the nine months ended September 30, 2013 compare to no revenues for the nine months ended September 30, 2012. We hope to generate substantial revenues, continue operations and implement our business plan by December 31, 2013.

Gross Profit. For the nine months ended September 30, 2013 we reported a $12,851 gross loss as a result of heavy sample shipments for marketing activities compared to no gross loss for the nine months ended September 30, 2012.

Operating Expenses

For the nine months ended September 30, 2013, we had total operating expenses of $698,281 as compared to total operating expenses of $237,219 for the nine months ended September 30, 2012. The increase of $461,062 in operating expenses between the two periods is primarily due to an approximate $402,000 increase in professional fees paid for by the issuance of common stock, an approximate $46,000 increase for other professional fees and an approximate $13,000 increase in other general and administrative expense. We expect our operating expense to increase as we market our product and revenues grow. We will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss. For the nine months ended September 30, 2013, after interest income of $5,235 and a $21,000 loss from conversion of debt, we had a net loss of $726,897 or $0.005 per share. In comparison, for the nine months ended September 30, 2012, after interest expense of $238,032, we had a net loss of $475,251 or $0.007 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

As of September 30, 2013 our current assets totaled $33,132 consisting of $269 in cash and $27,904 of inventory for our initial production run of our Type 2 Defense product and prepaid expense of $4,959 for unused boxes of our Type 2 Defense product. Our other assets totaled $431,600 applicable to the Type 2 Defense intellectual property.

Our current liabilities were $242,449 as of September 30, 2013, which was represented by accounts payable and accrued expenses of $123,080, a liability for stock to be issued of 20,000, a short term loan of $6,000, a short term loan to a related party of $1,653 and convertible notes payable of $91,716.

We had no other liabilities and no long term commitments or contingencies as of September 30, 2013.

We had a working capital deficit of $209,317 at September 30, 2013. Unless we secure additional funding, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.

On January 25, 2013, we issued a $12,000 promissory note to an individual. The loan bears interest at 5% and is payable on demand. On September 24, 2013, the note was sold to a third party. According to the release and settlement between the Company and the third party, the note may be converted into unregistered shares of the Company’s common stock for $.001 per share.

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

 On April 30, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. On November 7, 2013, the Company agreed to modify the terms of the convertible promissory note to reduce the conversion price to $0.0015 per share.

On April 30, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 10% and has a maturity date of October 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.01 per share. On November 7, 2013, the Company agreed to modify the terms of the convertible promissory note to reduce the conversion price to $0.0015 per share.

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

On August 2, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of February 2, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

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

Our Plan of Operation for the Next Twelve Months.

During June a third party co-packer produced approximately 1,800 boxes of our Type2 Defense product. Product sales commenced in early July from our website and third party websites including Amazon.com. The product will sell from $44.95 to $49.95 per box. Fulfillment will be handled by a third party fulfillment house. In November we will finalize our infomercial. We will most likely require additional working capital to fully implement our business plan for 2013 and 2014. We have no commitment for additional funding.

Our business strategy for the next six months will be to implement on-line sales of our Type2 Defense product, roll-out the infomercial and increase our marketing efforts.

At September 30, 2013 we had nominal cash which will not be sufficient to satisfy our working capital requirements for the next six months. We cannot forecast with any degree of certainty anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues we may cease operations in which case you will lose your investment.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2013. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2013 and through the current date we issued a total of 48,057,731 shares of our common stock.

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
n)
During July 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,688 including interest was converted into 1,537,500 unregistered shares of the Company’s common stock at $0.005 per share.

o)
During August 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $12,500 was converted into 1,250,000 unregistered shares of the Company’s common stock at $0.01 per share.

p)
During September 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,688 including interest was converted into 1,537,500 unregistered shares of the Company’s common stock at $0.005 per share.

q)
During September 2013, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $6,000 was converted into 6,000,000 unregistered shares of the Company’s common stock at $0.001 per share.

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

Use of Proceeds of Unregistered Securities.

There were no proceeds from the sales the Company’s unregistered common stock during the nine months September 30, 2013.

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

BIO-SOLUTIONS CORP.
a Nevada corporation

November 14, 2013	By:	/s/ William J. Gallagher
William J. Gallagher
Chief Executive Officer, Chief Financial Officer and a Director