Form 10-K/A
period 2012-12-31
Bio-Solutions Corp.
filed 2014-04-24
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

None.

EXPLANATORY NOTE

The purpose of this amended Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 22, 2013, is solely to correct wording in the Report of the Independent Registered Public Accounting Firm dated March 22, 2013 as recommended by in an SEC Comment Letter dated November 20, 2013.

On April 8, 2014, William Gallagher, our chief executive office and chief financial officer retired from the Company as noted in our Form 8-K filed on April 15, 2014. The new management will sign this amended Form 10-K as noted in our Form 8-K filed on April 23, 2014.

This amendment to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Directors of
Bio-Solutions Corp.

We have audited the accompanying balance sheets of Bio-Solutions Corp. (the "Company") as of December 31, 2012 and 2011, and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2012 and 2011 and for the statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the period October 1, 2011 through December 31, 2012 (Development Stage). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Solutions Corp. as of December 31, 2012 and 2011, and the results of its statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012 and 2011 and for the statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the period October 1, 2011 through December 31, 2012 (Development Stage) in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in process of executing its business plan and expansion. The Company has not generated significant revenue to this point, however, has been successful in raising funds in their private placement. The lack of profitable operations and the need to continue to raise funds raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 24, 2014	By:	/s/ Thomas E. Metzger, PhD
Thomas E. Metzger, PhD
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 24, 2014	By:	/s/ James Hodge
James Hodge
	Its:	Chairmen of the Board of Directors