Form 10-K/A
period 2012-12-31
Bio-Solutions Corp.
filed 2014-05-05
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 2)

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

None.

EXPLANATORY NOTE

The purpose of this Amendment No 2 to the Bio-Solutions Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 22, 2013, is solely to include an updated auditor consent letter (Exhibit 23.1) and to refer to the statements of operations and comprehensive loss, rather than to the statements of operations and accumulated other comprehensive loss (page F-4) as recommended by an SEC Comment Letter dated December 17, 2013.

This Amendment No 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
   STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND DEVELOPMENT STAGE OCTOBER 1, 2011 THROUGH DECEMBER 31, 2012
IN US$

	YEAR ENDED	YEAR ENDED	DEVELOPMENT STAGE PERIOD FROM OCTOBER 1, 2011 to
	DECEMBER 31, 2012	DECEMBER 31, 2011	DECEMBER 31, 2012

REVENUE	$-	$-	$-

COST OF REVENUES
Beginning inventory	-	87,758	-
Purchases/Write-off of obsolete inventory	-	(87,758)	3,632
Ending inventory	-	-	-
Total Cost of Revenues	-	-	3,632

GROSS PROFIT (LOSS)	-	-	(3,632)

OPERATING EXPENSES
Professional fees	355,656	788,855	437,282
Amortization expense and impairment	-	85,288	85,288
General and administrative	5,767	14,669	6,277
Total Operating Expenses	361,423	888,812	528,847

NET LOSS BEFORE OTHER EXPENSE	(361,423)	(888,812)	(532,479)

OTHER EXPENSE
Interest expense	(37,655)	(10,374)	(36,171)
Total other expense	(37,655)	(10,374)	(36,171)

NET LOSS	$(399,078)	$(899,186)	$(568,650)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	76,051,602	36,262,003

NET LOSS PER SHARE	$(0.005)	$(0.02)

STATEMENT OF COMPREHENSIVE LOSS

Net loss	$(399,078)	$(899,186)	$(568,650)
Currency translation gains (losses)	(6,060)	(1,199)	(12,578)

TOTAL COMPREHENSIVE LOSS	$(405,138)	$(900,385)	$(581,228)

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

May 5, 2014	By:	/s/ Thomas E. Metzger, PhD
Thomas E. Metzger, PhD
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 5, 2014	By:	/s/ James Hodge
James Hodge
	Its:	Chairmen of the Board of Directors