Form 10-K
period 2013-12-31
Bio-Solutions Corp.
filed 2014-06-25
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒ Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

☐ Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934

For the transition period from N/A to N/A

BIO-SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)

Nevada	333-147917	98-0557171
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

10730 Potranco Road, Suite 122 - 686, San Antonio, TX 78251
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was approximately $1,661,000. Such aggregate market value was computed by reference to the closing price of the Common Stock on June 30, 2013 of $0.135 per share. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officer.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

As of June 20, 2014, there were 24,078,003* shares of the issuer's $.001 par value common stock issued and outstanding.

*Takes into consideration the reverse stock split of one for ten (1:10) effected February 26, 2014.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "expect," "estimate," "anticipate," "predict," "believe" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, our directors or officers with respect to, among other things (a) trends affecting our financial condition and (b) our business and growth strategies. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. Our stockholders are cautioned not to put undue reliance on such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those projected in this Report, for the reasons, among others, discussed in the Sections—"Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Risk Factors." The following discussion should be read in conjunction with our financial statements and related notes, which are part of this Report or incorporated by reference to our reports filed with the Securities Exchange Commission No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Bio-Solutions, Corp.
Annual Report on Form 10-K

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I
Item 1. Description of Business.

Our Background. We were incorporated under the laws of the State of Nevada on March 27, 2007. We are a small developmental company.

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

Certificate of Amendment – Reverse Split. On January 10, 2014, the Company’s Board of Directors unanimously voted to reverse split the Company’s common stock on the basis of one share of the Company’s common stock for each 10 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares. The Board resolution set the date of record for shareholder approval on January 14, 2014. As of January 29, 2014, the Company obtained the written consent in lieu of a meeting of the shareholders to authorize a reverse split of the Company’s common stock. Shareholders owning a total of 100,992,469 shares of the Company’s common stock voted in favor of the reverse split. There were a total of 199,611,900 shares of common stock issued and outstanding as of January 14, 2014 (the date of record). The number of shares of common stock voting in favor of the reverse split was sufficient for approval. On February 4, 2014, the Company filed a Certificate of Change with the State of Nevada effecting a 1-for-10 reverse split pursuant to which every ten shares of the Company’s common stock were combined and converted into one share of the Company’s common stock (with all fractional shares resulting there from being rounded up to the next whole share) with the total number of shares of the Company’s authorized common stock remaining at 200,000,000 shares. The effective date of the above corporate action was February 26, 2014, as approval by the Financial Industry Regulatory Authority. Our new cusip number is 09057D203.

Our Business. We were previously a manufacturer of a pre-mix for chicken integrators called Nutra-Animal, a pre-mix anti-oxidant containing wheat middlings, vitamin E, calcium carbonate, silicone dioxyde, shrimp flour, sodium selenite and fish oil. We were also a distributor of GreenEx ™ in Africa. GreenEx ™ is a biological larvicide produced from a strain of Bacillus thuringiensis subspecies israelensis (Bti), a naturally occurring bacterium that produces a crystalline protein toxin (cystal) toxic for mosquitoes, vectors of Malaria. GreenEx ™ formulations are produced in the United States to strict manufacturing specifications, ensuring that the products are of high quality and without any harmful contaminants. We were not successful in this business endeavor.

On September 26, 2011, we entered into an agreement (the “Agreement”) with William J. Gallagher to acquire from Mr. Gallagher the dietary supplement “Type2 Defense” (the “Supplement”) together with all intellectual property associated therewith. We acquired all the assets and intellectual property rights of Type 2 Defense, which is a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. With the acquisition of Type 2 Defense we abandoned our former operations and now focus exclusively on the Type 2 Defense product. Since we abandoned our former operations, we wrote off any inventories attributable to our former operations.

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

Marketing Strategies and Web Site

On December 19, 2013 the Company announced that Peggy Freeman Knight would be joining the company as Executive Vice-President of Marketing. Ms. Knight has over 20 years of retail experience with Walmart Stores Inc. and Sam’s Club. Her expertise includes operations, marketing, sourcing, product development, vendor relations and financial services. A long-time resident of Rogers, AR, home to the first Walmart which was built in 1962, she is currently the President of a highly successful independent consulting firm which for the past several years -- assists companies in bringing new products into Sam’s and Walmart eco-system and to set them apart from the fierce competition, that all vendors face in the aisles of the nation’s largest retailer. On April 21, 2014, Ms. Knight was promoted to Chief Marketing Officer.

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

We anticipate that most of our sales will be one box of 30 packets on auto-ship programs. We anticipate that the product will be shipped from a distribution facility and fulfillment service. Subject to changes in the market and our production costs we anticipate our retail selling price for the Product at $24.95 per box. We anticipate that distribution of our products will commence approximately in August 2014.

We anticipate that our project will be produced by Natural Solution Labs in Gravette, AR. If Natural Solution Labs cannot fulfill our orders, we believe that there are several other manufacturers who can meet our exacting production standards. We intend to utilize third party providers to handle order fulfillment. As of the date of this Annual Report, we do not have any definitive agreement with Natural Solution Labs regarding our products.

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

Intellectual Property. Our intellectual property consists solely of the Type2 Defense formula acquired on September 26, 2011. We have filed an application with the United States Patent and Trademark Office for Type2 Defense. We may consider filing additional patent applications with respect to our formulas, dietary supplement products and any novel aspects of our business to protect our intellectual property. Future patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that we own or may license from third parties may not provide adequate protection against competitors. The patent applications we file may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing products. As a result of potential conflicts with the proprietary rights of others, we may in the future have to prove that we are not infringing the patent rights of others or be required to obtain a license to the patent. We do not know whether such a license would be available on commercially reasonable terms, or at all.

We also rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. However, it is possible that parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or unpatentable know-how will otherwise become known or be independently developed by competitors. There can be no assurance that third parties will not assert infringement or other claims against us with respect to any existing or future products, or that licenses would be available if our formulas were successfully challenged by a third party, or if it became desirable to use any third-party formulas and/or technology to enhance our products. Litigation to protect our proprietary information or to determine the validity of any third-party claims could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful in such litigation.

While we have no knowledge that we are infringing the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to our Type2 Defense formula or future products. Any such assertion by a third party could require us to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service.

Since we have not been able to generate substantial revenues from our Type2Defense product over the last two years and have only produced minimal sales of the product in 2014, we have elected to write-off the $200,000 intellectual property for Type2Defense as impaired.

Employees. We have two full-time employees. We will need to hire additional employees as we expand our business operations. We may also outsource services to third party providers and hire consultants to support our expansion and business development.

Facilities. We are in the process of acquiring suitable executive, administrative and operating offices. Our address is located at 10730 Potranco Road, Suite 122 - 686, San Antonio, TX 78251. We do not believe that there will be any difficulty in obtaining office space at competitive prices when necessary.

Material Agreements. Our Board of Directors approved the execution of that certain marketing services agreement dated July 24, 2013 (the "Marketing Services Agreement") with Damon R. Devitt ("Devitt").

In further accordance with the terms and provisions of the Marketing Services Agreement, we shall pay to Devitt a production fee, which shall consist of the issuance to Devitt of an aggregate 15,000,000 shares of common stock of which 7,500,000 shares shall be issued within three business days of execution of the Marketing Services Agreement and the remaining 7,500,000 shares shall be issued upon completion of the infomercial. All shares of common stock issued to Devitt shall be subject to a registration statement on Form S-8. See Item 5.

On April 7, 2014, the Company terminated the Marketing Services Agreement Dated July 24, 2013 between the Company and Devitt to produce an infomercial for the Type2Defense product. The Company acknowledges that the infomercial stated in the Marketing Services Agreement dated July 24, 2013 has been completed, but the Company does not desire to complete a media placement using the infomercial or use this infomercial for any benefit to the Company. The Company has resolved to move in a different direction for marketing the Type2Defense product. In addition, the Company acknowledges is owes Devitt 7,500,000 S-8 shares for completing the infomercial, which must be adjusted for the Company’s 1 for 10 reverse split declared effective on February 26, 2014. Thus, the Company issued 750,000 S-8 shares (7,500,000 / 10) to Mr. Devitt in April 2014.

Competition

The business of developing and distributing dietary supplement and nutritional products such as our Type 2 Defense Supplement is highly competitive. Numerous manufacturers, distributors and retailers compete for consumers and, in the care of other network marketing companies, for distributor. We compete directly with other entities that develop, manufacture, market and distribute dietary supplements. We compete with these entities by emphasizing the underlying science, value and high quality of our Type2 Defense Supplement as well as the convenience and financial benefits afforded by our network marketing system and compensation plan. However, many of our competitors may be substantially larger and have greater financial resources and broader name recognition. Our markets are highly sensitive to the introduction of new products that may rapidly capture a significant share of those markets.

The nutritional supplement market is characterized by: (i) large selection of essentially similar products that may be difficult to differentiate; (ii) retail consumer emphasis on value pricing; (iii) constantly changing formulations based on evolving scientific research; (iv) low entry barriers resulting from low brand loyalty, rapid change, widely available manufacturing, low regulatory requirements, and ready access to large distribution channels; and (v) a lack of uniform standards regarding product ingredient sources, potency, purity, absorption rate, and form.

There can be no assurance that we will be able to effectively compete in this intensely competitive environment. In addition, dietary supplement and nutritional products can be purchased in a wide variety of channels of distribution, including retail stores. Our product offering line is relatively limited compared to the wide variety of products offered by many of our competitors, and are often premium priced. As a result, our ability to remain competitive depends in part upon the successful marketing of the Type2 Defense Supplement.

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

We were incorporated in March 2007. Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues. As of the date of this Annual Report, we have not commenced business operations involving the marketing and sale and distribution of the Type2 Defense Supplement. We may never be successful in developing a market for the Type2 Defense Supplement and thus may never become profitable. Therefore, our ability to operate our business successfully remains untested. If we are successful in marketing the Type2 Defense Supplement and other similar products, we anticipate that we will retain future earnings, if any, and other cash resources for the future operation and development of our business as appropriate. We do not currently anticipate declaring or paying any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of our board of directors, which will take into account many factors including our operating results, financial conditions and anticipated cash needs. For these reasons, we may never achieve profitability or pay dividends.

We anticipate that our ability to generate revenues in the foreseeable future will depend on the successful development and commercialization of the Type2 Defense Supplement. If we are not successful in commercializing our lead products or are significantly delayed or limited in doing so, our business will be materially adversely affected and we may need to curtail or cease operations.

Because we are a development stage company, we have insufficient revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have generated little revenues. The success of our business operations will depend upon our ability to obtain customers and provide quality products, including the Type2 Defense, to those customers. We are not able to predict whether we will be able to develop our business and generate revenues. If we are not able to complete the successful development of our business plan, generate revenues and attain sustainable operations, then our business will fail.

 We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

 As of December 31, 2013, our net loss since inception was $4,901,721 and our net loss for fiscal year ended December 31, 2013 was $1,459,146. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to develop our business and expand our operations. We may not be able to generate sufficient revenues to achieve profitable operations.

We will need to raise additional capital to market our products and expand our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

We are currently not engaged in any sophisticated marketing program to market our products because we lack capital and revenues to justify the expenditure. In addition, our available funds will not fund our activities for the next twelve months. If we fail to raise additional funds, investors may lose their entire cash investment.

If the use of the Type2 Defense Supplement harms people, we could be subject to costly and damaging product liability claims.

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

We may be exposed to potential product liability risks that are inherent in the testing, manufacturing and marketing of diet supplements and nutrition products. Side effects and other liability risks could give rise to viable product liability claims against us. We have not yet obtained insurance coverage and, if we do so, we may not be able to maintain this insurance on acceptable terms. Moreover, insurance may not provide adequate coverage against potential liabilities. As a result, product liability claims, even if successfully defended, could have a material adverse effect on our business, financial condition and results of operations.

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

The commercial success of the Type2 Defense Supplement products will depend upon the degree of market acceptance by consumers.

If the Type2 Defense Supplement and other products do not gain market acceptance by consumers, we may not generate sufficient product revenue and we may not ever become profitable. The degree of market acceptance of the Type2 Defense Supplement will depend on a number of factors, including:

•	The quality and acceptance of other competing brands and products;
•	creating brand awareness;
•	critical reviews of the Type2 Defense Supplements;
•	the prevalence of any side effects;
•	any limitations or warnings in the product’s approved labeling;
•	the efficacy and potential advantages over alternative products;
•	pricing;
•	the willingness of the target population to try new diet supplements and nutrition products and the availability of alternatives;
•	the strength of marketing and distribution support and timing of market introduction and other general economic conditions.

Even if a potential Type2 Defense Supplement or product displays a favorable efficacy, market acceptance of the product will not be known until well after it is launched. Our efforts to educate the consumer about the benefits of the Type2 Defense Supplement may never be successful and, in any event, would require the expenditure of significant resources, which resources we currently do not have and may never be successful in raising. If we are not successful in building market acceptance for the Type2 Defense Supplement and other products, we may never generate sufficient revenue or achieve or maintain profitability.

We have never marketed a glucose control dietary supplement and may not be successful with our product launch.

We intend to rely on a number of marketing and sales methods. Our primary focus will be Internet advertising. There can be no assurance that we will be able to launch a successful marketing campaign or that consumers will purchase our product. Our new management team has never sold products similar to the Type2 Defense. There is no assurance that we will be able to generate sufficient revenues to achieve profitability. We anticipate that we will continue to generate operating losses and negative cash flow from operations at least through the end of August 2014 or longer. We cannot be certain that we will ever achieve, or if achieved, maintain profitability. If our revenue grows at a slower rate than we anticipate or if our marketing and operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operation and financial condition will be materially adversely affected and we may be unable to satisfy the terms and conditions of outstanding debentures or continue operations.

Adverse changes or interruptions in our relationships with third parties could affect our business operations and reduce our revenues.

Our business is substantially dependent on our relationship with Natural Solution Labs with regards to contractual relations, which terms could affect development and marketing of our Type2 Defense Supplement and inventory and reduce our potential revenues. As of the date of this Annual Report, we have not actively received any services or products from Natural Solution Labs. In the event our relations with Natural Solution Labs should fail, we do not have a third-party back-up source which will provide the necessary supplemental and/or nutritional components to us. The relationship we have with Natural Solution Labs is freely terminable upon notice. This arrangement is not exclusive. We cannot assure you that our arrangements with Natural Solution Labs or future third parties will remain in effect or that Natural Social Labs or any of these third parties will continue to supply us and our agents with the same level of access to inventory in the future. If access to inventory is affected, or our ability to obtain inventory on favorable economic terms is diminished, it may reduce our revenues. Our failure to establish and maintain representative relationships for any reason could negatively impact our websites and reduce our revenues.

We are relatively a new entrant into the diet supplements and nutrition products industry without profitable operating history.

Since inception, our activities were limited to organizational efforts and obtaining working capital and developing and marketing our Nutra-Animal products. Subsequently, and as a result, there is limited information regarding potential revenue generation relating to the Type2 Defense Supplement products. The business of diet supplements and nutrition products is subject to many risks and our potential profitability depends upon factors beyond our control. Our potential profitability is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated termination of any relations with third-party suppliers, including Natural Solution Labs; (ii) acceptance of Type2 Defense Supplement and nutrition products in the marketplace; (iii) potential product liability suits; (iv) delays in transportation and delivery of the components for manufacturing the Type2 Defense Supplement to us; and (v) government permit restrictions and regulation restrictions.

We fact intense competition in the market for diet supplements and nutrient products and if we are unable to compete successfully, our business will suffer.

We face competition from other diet supplements and nutrition product companies and biotechnology companies. Numerous nutriceutical companies have publicly announced their development and marketing of products for the diet supplement industry similar to the Type2 Defense Supplement and product line. These nutriceutical companies have substantially greater financial and other resources and development capabilities than we do and have substantially greater experience in undertaking manufacturing and marketing and distribution of diet supplements and nutrition products. In addition, our competitors may succeed in developing and commercializing products that are more effective than those that we propose to market. The existence of these products and other products of which we are not aware or products that may be developed in the future may adversely affect the marketability of the Type2 Defense products by rendering them less competitive or obsolete.

If we are unable to establish sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully market and sell future drug products.

We have no experience with marketing, sales and distribution of drug products and have only recently established pre-commercial capability in those areas. Other than use of the Intent, if we are unable to establish capabilities to sell, market and distribute our products, either by developing our own capabilities or entering into agreements with others, we will not be able to successfully sell our Type2 Defense Supplements and other products. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need. We may not be able to enter into any marketing or distribution agreements with third-party providers on acceptable terms, if at all.

 We have limited marketing and sales capabilities.

Our future success depends, to a great extent, on our ability to successfully market the Type2 Defense Supplements. We currently have limited sales and marketing capabilities. Consequently, we will need to identify and successfully target particular market segments in which we believe we will have the most success. These efforts will require a substantial, but unknown, amount of effort and resources. We cannot assure you that any marketing and sales efforts undertaken by us will be successful or will result in any significant sales.

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

Launching our Type2 Defense Supplement and other products will require additional capital. There is no commitment in place to secure this additional financing. Any equity financing may be dilutive to shareholders, and debt financing, if available, would increase expenses and may involve restrictive covenants. We will be required to raise additional capital, at times and in amounts, which are uncertain, especially under the current capital market conditions. Under these circumstances, if we are unable to acquire additional capital or required to raise it on terms that are less satisfactory than desired, it may have a material adverse effect on our financial condition and you will lose your investment.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

As of December 31, 2013, we held no real property. We do not presently own any interests in real estate.

Facilities

We are in the process of acquiring suitable executive, administrative and operating offices.

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

	High Bid	Low Bid
2013
First Quarter	$0.25	$0.09
Second Quarter	$0.20	$0.09
Third Quarter	$0.18	$0.03
Fourth Quarter	$0.04	$0.02

2012
First Quarter	$0.59	$0.08
Second Quarter	$0.35	$0.15
Third Quarter	$0.28	$0.10
Fourth Quarter	$0.27	$0.08

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

Holders.

As of June 20, 2014 there were approximately 300 record holders of our common stock.

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

Equity Compensation Plan.

We have an equity compensation plan. Our 2013 Stock Incentive Plan was effective on March 4, 2013. The table set forth below presents information as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Available for Future Issuance Under Equity Compensation Plans (excluding column (a)) (c)
Equity Compensation Plans Approved by Security Holders	n/a	n/a	n/a
Equity Compensation Plans Not Approved by Security Holders	n/a	n/a	n/a
2013 Stock Incentive Plan	n/a	n/a	3,625,000
Total	n/a	n/a	3,625,000

We are authorized to issue 30,000,000 shares of our common stock pursuant to our 2013 Stock Incentive Plan. (the "2013 Plan"). To date, we have granted 26,375,000 shares under this plan. The remaining unissued share are not adjusted by the February 26, 2014 reverse split as noted in Section 4.3 of the 2013 plan as follows:

4.3 Anti-Dilution. Notwithstanding anything contained in the Plan to cover the contrary, including any adjustments discussed in this Section 4, the maximum aggregate number of shares of Common Stock that may be issued and sold under all Awards granted under the Plan shall be anti-dilutive in the event of a reverse stock split by the Company and shall not result in any reduction in the number of shares available and authorized under the Plan at the effective time of such reverse stock split(s).

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

S-8 Registration Statement

On March 4, 2013, we filed an S-8 registration statement with the Securities and Exchange Commission registering up to 30,000,000 shares of common stock under our 2013 Plan. As of the date of this Annual Report, an aggregate 26,375,000 shares of the Company’s common stock have been granted under the 2013 Plan.

As of the date of this Annual Report, no Stock Options have been awarded.

Recent Sales of Unregistered Securities.

During the fiscal year ended December 31, 2013 and through the current date we issued a total of 6,201,691 shares during the year ended December 31, 2013 and a further 4,455,226 shares to the current date of our common stock.

a)	During January 2013 a consultant was issued 200,000 unregistered shares of the Company’s common stock for marketing services to the Company. These shares were valued at $26,000 or $0.130 per share.
b)
During January 2013 a consultant was granted 50,000 unregistered shares of the Company’s common stock for accounting and finance services to the Company. These shares were valued at $6,000 or $0.120 per share. The shares were issued on April 23, 2013.

c)
During January and February 2013, a convertible promissory note totaling $30,983 including interest was fully converted into 442,617 unregistered shares of the Company’s common stock at $0.070 per share.

d)
During March 2013, a convertible promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $3,091 including interest was converted into 44,158 unregistered shares of the Company’s common stock at $0.070 per share.

e)
During March 2013, a convertible promissory notes totaling $4,433.61 including interest was fully converted into 177,344 unregistered shares of the Company’s common stock at $0.025 per share. The shares were issued on April 3, 2013.

f)	During April 2013, a convertible promissory note totaling $10,266 including interest was fully converted into 146,654 unregistered shares of the Company’s common stock at $0.070 per share.
g)	During May 2013 a consultant was granted 10,000 unregistered shares of the Company’s common stock for investor relation services to the Company. These shares were valued at $1,410 or $0.141 per share.

h)
During May 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,175 including interest was converted into 102,500 unregistered shares of the Company’s common stock at $0.070 per share.

i)	During June 2013, a director was issued 250,000 unregistered shares of the Company’s common stock for marketing services compensation. These shares were valued at $0.150 per share or $37,500.
j)
During June 2013, an employee was issued 350,000 unregistered shares of the Company’s common stock for website services and salary compensation. These shares were valued at $0.150 per share or $52,500.

k)
During June 2013, a consultant was issued 250,000 unregistered shares of the Company’s common stock for warehousing and fulfillment services compensation. These shares were valued at $0.150 per share or $37,500.

l)
During June 2013, our former chief executive officer was issued 1,500,000 unregistered shares of the Company’s common stock for fulfilling provisions in the Type2 acquisition agreement dated September 26, 2011. These shares were valued at $0.150 per share or $225,000.

m)	During June 2013, a consultant was issued 250,000 unregistered shares of the Company’s common stock for investor relations compensation. These shares were valued at $0.150 per share or $37,500.
n)
During July 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,688 including interest was converted into 153,750 unregistered shares of the Company’s common stock at $0.050 per share.

o)
During August 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $12,500 was converted into 125,000 unregistered shares of the Company’s common stock at $0.100 per share.

p)
During September 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,688 including interest was converted into 153,750 unregistered shares of the Company’s common stock at $0.050 per share.

q)
During September 2013, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $6,000 was converted into 600,000 unregistered shares of the Company’s common stock at $0.010 per share.

r)
During November 2013, a promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,167 including interest was converted into 716,667 unregistered shares of the Company’s common stock at $0.015 per share.

s)
During December 2013, a promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $10,189 including interest was converted into 679,251 unregistered shares of the Company’s common stock at $0.015 per share.

t)
During December 2013, a consultant was granted 800,000 unregistered shares of the Company’s common stock for a clinical research study on our Type2Defense product. These shares were valued at $0.018 per share or $14,400. The shares were issued in January 2014.

u)
During January 2014, our former chief executive officer canceled 600,000 of his personal unregistered shares of the Company’s common stock to satisfy a promissory note conversion request. These shares were valued at $0.035 per share or $21,000.

v)
During January 2014, a promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $12,849 including interest was converted into 856,632 unregistered shares of the Company’s common stock at $0.015 per share.

w)
During March 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $4,000 was converted into 800,000 unregistered shares of the Company’s common stock at $0.005 per share.

x)
During March 2014, a promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $13,151 including interest was converted into 658,594 unregistered shares of the Company’s common stock at $0.020 per share.

y)
During March 2014, the Company signed an agreement with a firm to provide strategic business development activities for the Company. The firm will be compensated with 360,000 unregistered shares of the Company’s common stock payable in increments of 30,000 shares per month for twelve (12) months starting on April 1, 2014. As of June 20, the Company issued 90,000 unregistered shares of the Company’s common stock which were valued at $0.014 per share or $1,239.

z)
During April 2014, our former chief executive officer was re-issued 600,000 unregistered shares of the Company’s common stock which were canceled in January 2014 to satisfy a promissory note conversion request. These shares were valued at $0.035 per share or $21,000.

aa)
During April 2014, Thomas Metzger, our chief executive officer/chief financial officer was issued 250,000 unregistered shares of the Company’s common stock for compensation. These shares were valued at $0.0151 per share or $3,375.

bb)
During April 2014, James Hodge, our chairman of the board of directors, was issued 250,000 unregistered shares of the Company’s common stock for joining the Company’s board. These shares were valued at $0.0151 per share or $3,375.

cc)
During April 2014, Peggy Knight our chief marketing officer was issued 750,000 unregistered shares of the Company’s common stock for marketing compensation. These shares were valued at $0.0151 per share or $11,325.

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

Use of Proceeds of Registered Securities.

There were no proceeds from the sales the Company’s unregistered common stock during the year ended December 31, 2013.

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

Prior period correction in the three months ended December 31, 2013

Beginning in the three months ended June 30, 2012 and through the three months ended September 30, 2013, the Company improperly valued the potential beneficial conversion option of the Company’s convertible notes payable. Based on ASC 470-20-30-16 through 30-18, the beneficial conversion option should have been valued based on the fair market value on the date of issuance and recorded as a debt discount. The debt discount should have been amortized over the term of the convertible note (longest term was 6 months). The accumulated impact of the correction was a charge to interest expense of $141,267 and a charge to debt discount on notes payable of $18,508 offset by a credit to additional paid in capital of $159,775. In-addition, during the quarter ended June 30, 2013, the Company improperly recorded stock-based compensation issued to the Company’s former chief executive officer upon achievement of operational milestones for the Type2Defense product (see Note 10) as intellectual property. Based on ASC 718-10 and ASC 505-50 this amount should have been classified as stock based compensation on the date earned. The accumulated impact of the correction on the financial statements was a charge to stock based compensation of $231,600 and a credit to intellectual property of $231,600.

In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 99, Materiality, and SAB No. 108, the Company assessed the materiality of these charges to its financial statements for the quarters ended June 30, 2012 through September 30, 2013 and the year ended December 31, 2013, using both the roll-over method and iron-curtain method as defined in SAB No. 108. The Company concluded the effect of understating interest expense and share-based compensation was not material to its financial statements for the quarters ended June 30, 2012 through September 30, 2013 and the year ended December 31, 2013 and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the understatement in 2013 would not have a material effect on its financial statements for the year ending December 31, 2013.

The out-of-period adjustment at December 31, 2013 for the improperly valued beneficial conversion option of the Company’s convertible notes payable was a charge to interest expense of $141,267 and charge to debt discount on notes payable of $18,508 offset by a credit to additional paid in capital of $159,775 in the accompanying balance sheet and statement of operations. The out-of-period adjustment at December 31, 2013 for improperly recording stock-based compensation issued to the Company’s former Chief executive officer upon achievement of operational milestones as intellectual property was a charge to stock based compensation of $231,600 and a credit to intellectual property of $231,600 in the accompanying balance sheet and statement of operations. The impact of the misstatements on the previously issued financial statements and the effect of correcting the misstatements during the three months ended December 31, 2013 are summarized in Note 2 of the accompanying financial statements and notes.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2013 and 2012.

The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Recoverability of Long-Lived Assets

The Company reviews their long-lived assets on a periodic basis, namely intellectual property, whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates. A 10% decrease in the estimated discounted cash flows for the reporting units tested would result in an impairment that is not material to our results of operations. A 1.0 percentage point increase in the discount rate used would also result in an impairment that is not material to our results of operations.

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant.

During the fiscal year ended December 31, 2013, the Company recorded impairment charge related to other intangible assets in the amount of $200,000. During fiscal year 2012, we recorded no impairment charges related to other intangible assets.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash, accounts payable, accrued expenses, and short-term notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

Beneficial Conversion Features

ASC 470-20 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash. ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount is recorded as a debt discount and amortized over the life of the debt. ASC 470-20 further limits this amount to the proceeds allocated to the convertible instrument.

Revenue Recognition

The Company currently has no revenue. Once the Company emerges from the development stage and generates revenue from the sales of our products, the following criteria for recognition will be utilized:

1)	Persuasive evidence of an arrangement exists;
2)	delivery has occurred or services have been rendered;
3)	the seller’s price to the buyer is fixed or determinable, and
4)	collectable is reasonably assured.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. For employees, directors and non-employees, the fair value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete. The Company has not issued any stock option or warrants.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of December 31, 2013, the Company had inventory of $24,879 comprise solely of the Type2Defense product.

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

The Company elected to enter the development stage on October 1, 2011. The first production run of the Company’s Type 2 Defense product was completed during June 2013. On July 8, 2013 the Company announced our product was available for on-line sales on Amazon.com. On July 9, 2013, the Company announced our product was available for on-line sales from our www.Type2Defense.com website. The first sale was completed in July 2013. As the Company only had nominal sales in the three months ended September 30, 2013, they have remained in the development stage. The Company will closely monitor their sales and determine at which point in time they will emerge from the development stage.

During June 2013, we completed our initial production run of approximately 1,800 cases of our Type2 Defense Product and launched our website. With the launch of our website, we began generating nominal sales during July 2013. Fulfillment will be handled by a third party fulfillment house. We will likely require additional working capital to fully implement our business plan for 2014. We have no commitment for additional funding.

On January 10, 2014, the Company’s Board of Directors unanimously voted to reverse split the Company’s common stock on the basis of one share of the Company’s common stock for each 10 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares. The Board resolution set the date of record for shareholder approval on January 14, 2014. As of January 29, 2014, the Company obtained the written consent in lieu of a meeting of the shareholders to authorize a reverse split of the Company’s common stock. Shareholders owning a total of 100,992,469 shares of the Company’s common stock voted in favor of the reverse split. There were a total of 199,611,900 shares of common stock issued and outstanding as of January 14, 2014 (the date of record). The number of shares of common stock voting in favor of the reverse split was sufficient for approval. On February 4, 2014, the Company filed a Certificate of Change with the State of Nevada effecting a 1-for-10 reverse split pursuant to which every ten shares of the Company’s common stock were combined and converted into one share of the Company’s common stock (with all fractional shares resulting there from being rounded up to the next whole share) with the total number of shares of the Company’s authorized common stock remaining at 200,000,000 shares. The effective date of the above corporate action was February 26, 2014, as approval by the Financial Industry Regulatory Authority.

Results of Operations.

Results of operations for the year ended December 31, 2013 compared to year ended December 31, 2012

Revenues.

We generated revenues of $224 for the year ended December 31, 2013 compare to no revenues for the year ended December 31, 2012. We hope to generate substantial revenues, continue operations and implement our business plan by July 31, 2014. The Company’s focus for 2014 will be the launch of the Type 2 Defense dietary supplement.

Gross Loss.

For the year ended December 31, 2013 we reported a $2,091 gross loss as a result our cost of product and warehousing expenses compared to no gross loss for the year ended December 31, 2012.

Operating Expenses.

For the year ended December 31, 2013, we had total operating expenses of $1,267,193 as compared to total operating expenses of $361,423 for the year ended December 31, 2012. The increase of $905,770 in operating expenses between the two periods is primarily due to an approximate $614,000 increase in professional fees paid for by the issuance of common stock for achieving certain operational milestones in the Type2Defense acquisition, investor relations, marketing and other services, a $200,000 write-off for our impaired Type2Defense intellectual property, an approximate $57,000 increase for other professional fees, an approximate $15,000 increase for sample shipments for marketing activities and an approximate $19,000 increase in other general and administrative expense. We expect our operating expense to increase as we market our product and revenues grow. We will continue to incur significant legal and accounting expenses related to being a public company.

Other Expenses.

We had $168,862 interest expense for the year ended December 31, 2013 compared to $37,655 interest expense for the year ended December 31, 2012. The $131,207 or 348% increase is attribution to new convertible loans used for working capital and the $58,273 out-of-period adjustment at December 31, 2013 for the improperly valued beneficial conversion option of the Company’s convertible notes payable (see Note 2 in the Notes to the Financial Statements). In addition, we had a $21,000 loss from conversion of debt for the year ended December 31, 2013.

Net Loss.

For the year ended December 31, 2013, we had a net loss of $1,459,146 and a net loss per share of $0.10. In comparison, for the year ended December 31, 2012 we had a net loss of $399,078, and a net loss per share of $0.05 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources.

At December 31, 2013, our current assets consisted of $711 in cash and $24,879 of inventory for our initial production run of our Type 2 Defense product. At December 31, 2013, we had no accounts receivable. Our total assets were $25,590. At December 31, 2012, our current assets totaled $1,076 consisting of cash. At December 31, 2012, we had no accounts receivable and our other assets totaling $206,600 applicable to the Type 2 Defense intellectual property. Our total assets were $207,676.

Our current liabilities at December 31, 2013 totaled $223,348 consisting of $144,633 in accounts payable and accrued expenses, $6,000 for a short term loan, $1,672 for short term loans from related parties and $71,043 in convertible short-term loans. Our current liabilities at December 31, 2012 totaled $185,476 consisting of $123,199 in accounts payable and accrued expenses, $1,597 for short term loans from related parties and $60,680 in convertible short-term loans.

We had a working capital deficit in both 2013 and 2012 for $197,758 and 184,400, respectively. Unless we secure additional funding, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.

At December 31, 2013 and 2012, we had no other liabilities and no long term commitments or contingencies.

Material Commitments

On January 27, 2012, the Company issued a $1,000 (CAD) convertible note to the Company’s former president. The loan bears interest at 5% and has a maturity date of December 31, 2013. In addition, at any time, the Company’s President may convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share. This note was canceled as part of the former President’s resignation agreement in June 2012.

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

On May 10, 2012, the Company issued a $2,600 convertible note to the Company’s former Chief executive officer. The loan bears interest at 5% and has a maturity date of November 15, 2012. In addition, at any time, the Company’s CFO may convert the note into shares of the Company’s common stock at an exercise price of $.009 per share.

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

On December 10, 2013, the Company issued a $3,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of June 10, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.015 per share.

On December 10, 2013, the Company issued a $5,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of June 10, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.015 per share.

On April 8, 2014, the Company issued a $21,000 convertible note to an individual. The loan bears interest at 8% and has a maturity date of October 8, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On May 8, 2014, the Company issued a $21,000 convertible note to an individual. The loan bears interest at 8% and has a maturity date of November 8, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On May 28, 2014, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 28, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

Our Plan of Operation for the Next Twelve Months.

We elected to enter the development stage on October 1, 2011. The first production run of our Type 2 Defense product was completed during June 2013. On July 8, 2013 we announced our product was available for on-line sales on Amazon.com. On July 9, 2013, we announced our product was available for on-line sales from our www.Type2Defense.com website. The first sale was completed in July 2013. The product will sell for $24.95 per box. Fulfillment will be handled by a third party fulfillment house. On December 19, 2013, we hired Peggy Freeman Knight as our executive vice-president of marketing and chief marketing officer. Ms. Knight has over 20 years of retail experience with Walmart Stores Inc. and Sam’s Club. Ms. Knight will head-up our Marketing efforts in 2014.

As we only had nominal sales in the twelve months ended December 31, 2013, we have remained in the development stage. We will closely monitor our sales and determine at which point in time they will emerge from the development stage.

Our business strategy for the next twelve months will be to implement retail on-line sales of our Type2 Defense product and increase our marketing efforts.

At December 31, 2013 we had nominal cash which will not be sufficient to satisfy our working capital requirements for the next twelve months. We cannot forecast with any degree of certainty anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues we may cease operations in which case you will lose your investment.

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

During 2014, we expect to expand our business with Type2 Defense product. The legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 8. Financial Statements

The financial statements required by Item 8 are presented in the following order:

BIO-SOLUTIONS CORP.
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Report of Independent Registered Public Accounting Firms	F-2

Balance Sheets as of December 31, 2013 and 2012	F-4

Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2013 and 2012 and Development Stage from October 1, 2011 to December 31, 2013	F-5

Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2013 and 2012 and Development Stage from October 1, 2011 to December 31, 2013	F-6

Statements of Cash Flows For the Years Ended December 31, 2013 and 2012 and Development Stage from October 1, 2011 to December 31, 2013	F-7

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Bio-Solutions Corp.

We have audited the accompanying balance sheet of Bio-Solutions Corp. (the "Company") as of December 31, 2013, and the related statements of operations and other comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2012 and for the year then ended and for the period from October 1, 2011 through December 31, 2012 (Development Stage) were audited by other auditors, whose report dated March 22, 2013, express an unqualified opinion on those financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and its results of operations, and cash flows for the year ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in process of executing its business plan and expansion. The Company has not generated significant revenue to this point. The lack of profitable operations and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California
June 20, 2014

Report of Independent Registered Public Accounting Firm

To the Directors of
Bio-Solutions Corp.

We have audited the accompanying balance sheets of Bio-Solutions Corp. (the "Company") as of December 31, 2012, and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2012 and for the statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the period October 1, 2011 through December 31, 2012 (Development Stage). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bio-Solutions Corp. as of December 31, 2012, and the results of its statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012 and for the statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the period October 1, 2011 through December 31, 2012 (Development Stage) in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP

New York, NY
March 22, 2013

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS AS OF
DECEMBER 31, 2013 AND 2012

	DECEMBER 31,	DECEMBER 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$711	$1,076
Inventory	24,879	-
Total current assets	25,590	1,076

Other Asset
Intellectual Property	-	206,600

TOTAL ASSETS	$25,590	$207,676

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$144,633	$123,199
Short - term loans	6,000	-
Short - term loans - related parties	1,672	1,597
Short - term loans - convertible	71,043	60,680
Total current liabilities	223,348	185,476

TOTAL LIABILITIES	223,348	185,476

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares authorized,
18,872,777 and 10,108,586 shares issued and outstanding as of
December 31, 2013 and 2012, respectively (1)	18,873	10,109
Additional paid in capital	4,743,340	3,679,944
Stock to be issued	34,400	-
Deferred compensation	(17,372)	(150,000)
Accumulated deficit	(2,873,925)	(2,873,925)
Deficit accumulated during the development stage	(2,027,796)	(568,650)
Accumulated other comprehensive loss	(75,278)	(75,278)
Total stockholders' equity (deficit)	(197,758)	22,200

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$25,590	$207,676

(1) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014.

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FROM OCTOBER 1, 2011 THROUGH DECEMBER 31, 2013

			PERIOD FROM
	YEAR ENDED	YEAR ENDED	OCTOBER 1, 2011 to
	DECEMBER 31, 2013	DECEMBER 31, 2012	DECEMBER 31, 2013

REVENUE	$224	$-	$224

COST OF REVENUES	2,315	-	5,947

GROSS LOSS	(2,091)	-	(5,723)

OPERATING EXPENSES
Professional fees/stock based compensation	1,027,696	355,656	1,464,978
Amortization expense and impairment	200,000	-	285,288
General and administrative	39,497	5,767	45,774
Total operating expenses	1,267,193	361,423	1,796,040

LOSS FROM OPERATIONS	(1,269,284)	(361,423)	(1,801,763)

OTHER INCOME (EXPENSE)
Interest income (expense)	(168,862)	(37,655)	(205,033)
Loss on conversion of debt	(21,000)	-	(21,000)
Total other expense, net	(189,862)	(37,655)	(226,033)

LOSS BEFORE IMCOME TAXES	(1,459,146)	(399,078)	(2,027,796)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	-	-	-

NET LOSS	$(1,459,146)	$(399,078)	$(2,027,796)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED (2)	14,861,248	7,605,160

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.10)	$(0.05)

STATEMENT OF COMPREHENSIVE LOSS

Net loss	$(1,459,146)	$(399,078)	$(2,027,796)
Currency translation gains (losses)	-	(6,060)	(12,578)

TOTAL COMPREHENSIVE LOSS	$(1,459,146)	$(405,138)	$(2,040,374)

(2) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014.

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FROM OCTOBER 1, 2011 THROUGH DECEMBER 31, 2013

							Accumulated
			Additional	Stock			Deficit During	Accumulated Other
	Common Stock		Paid-In	To Be	Deferred	Accumulated	Development	Comprehensive
	Shares	Amount	Capital	Issued	Compensation	Deficit	Stage	Loss	Total

Balance - October 1, 2011 (3)	4,107,040	$4,107	$2,622,377	$-	$-	$(2,873,925)	$-	$(62,700)	$(310,141)

Common shares issued for services	77,000	77	9,923						10,000
Common shares issued for settlement of notes payable	300,000	300	9,561						9,861
Common shares issued for Type 2 Acquisition	2,060,000	2,060	204,540						206,600
Conversion of accounts payable to equity			73,748						73,748

Net loss for the year							(169,572)	(6,518)	(176,090)

Balance - December 31, 2011 (3)	6,544,040	$6,544	$2,920,149	$-	$-	$(2,873,925)	$(169,572)	$(69,218)	$(186,022)

Common shares issued for liability for stock to be issued	165,000	165	41,335						41,500
Common shares issued for services	905,000	905	183,270						184,175
Common shares issued for compensation under employment agreement	1,500,000	1,500	223,500		(225,000)				-
Common shares issued for settlement of notes payable	942,546	943	53,335						54,278
Common shares issued for settlement of accounts payable	52,000	52	6,248						6,300
Conversion of accounts payable and notes payable to equity (Note 8)			217,811						217,811
Discounts on shares issued for notes payable			34,296						34,296
Amortization of deferred compensation					75,000				75,000

Net loss for the year							(399,078)	(6,060)	(405,138)

Balance - December 31, 2012 (3)	10,108,586	$10,109	$3,679,944	$-	$(150,000)	$(2,873,925)	$(568,650)	$(75,278)	$22,200

Common shares issued for services	5,372,500	5,373	755,675						761,048
Common shares issued for settlement of notes payable	3,341,691	3,341	128,424						131,765
Common shares issued for settlement of accounts payable	50,000	50	6,325						6,375
Discounts on shares issued for notes payable			172,972						172,972
Stock to be issued				34,400					34,400
Amortization of deferred compensation					132,628				132,628
Net loss for the year							(1,459,146)	-	(1,459,146)

Balance - December 31, 2013 (3)	18,872,777	$18,873	$4,743,340	$34,400	$(17,372)	$(2,873,925)	$(2,027,796)	$(75,278)	$(197,758)

(3) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014.

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FROM OCTOBER 1, 2011 THROUGH DECEMBER 31, 2013

			PERIOD FROM
	YEAR ENDED	YEAR ENDED	OCTOBER 1, 2011 THROUGH
	DECEMBER 31, 2013	DECEMBER 31, 2012	DECEMBER 31, 2013
OPERATING ACTIVITIES:
Net loss	$(1,459,146)	$(399,078)	$(2,027,796)

Adjustments to reconcile net loss
to net cash used in operating activities:
Impairment expense	200,000	-	285,288
Common stock issued for services	925,679	259,175	1,278,048
Beneficial Conversion Feature of Notes Payable	172,972	34,296	207,268
Loss on conversion of debt	21,000	-	21,000
Change in operating assets and liabilities
Increase in inventory	(24,879)	-	(24,879)
Increase in accounts payable and accrued expenses	32,389	21,916	40,396
Total adjustments	1,327,161	315,387	1,807,121
Net cash used in operating activities	(131,985)	(83,691)	(220,675)

FINANCING ACTIVITIES:
Proceeds from notes and loans payable	134,220	78,600	214,550
Principal payments on notes and loans payable	(2,600)	-	(2,600)
Net cash provided by financing activities	131,620	78,600	211,950

Effect of exchange rates on cash	-	6,085	5,507

NET INCREASE (DECREASE) IN CASH	(365)	994	(3,218)

CASH - BEGINNING OF PERIOD	1,076	82	3,929

CASH - END OF PERIOD	$711	$1,076	$711

NON CASH OPERATING AND INVESTING ACTIVITIES:
Conversion of notes payable and accrued interest to common stock	$131,765	$54,278	$202,504
Conversion of liability to common stock	$6,375	$47,800	$54,175
Conversion of accounts payable and notes payable to equity (Note 9)	$-	$217,811	$291,559

The accompanying notes are an integral part of these financial statements.

BIO-SOLUTIONS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

The Company elected to enter the development stage on October 1, 2011. The first production run of the Company’s Type 2 Defense product was completed during June 2013. On July 8, 2013 the Company announced our product was available for on-line sales on Amazon.com. On July 9, 2013, the Company announced our product was available for on-line sales from our www.Type2Defense.com website. The first sale was completed in July 2013. As the Company only had nominal sales in the year ended December 31, 2013, they have remained in the development stage. The Company will closely monitor their sales and determine at which point in time they will emerge from the development stage.

On January 10, 2014, the Company’s Board of Directors unanimously voted to reverse split the Company’s common stock on the basis of one share of the Company’s common stock for each 10 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares. The Board resolution set the date of record for shareholder approval on January 14, 2014. As of January 29, 2014, the Company obtained the written consent in lieu of a meeting of the shareholders to authorize a reverse split of the Company’s common stock. Shareholders owning a total of 100,992,469 shares of the Company’s common stock voted in favor of the reverse split. There were a total of 199,611,900 shares of common stock issued and outstanding as of January 14, 2014 (the date of record). The number of shares of common stock voting in favor of the reverse split was sufficient for approval. On February 4, 2014, the Company filed a Certificate of Change with the State of Nevada effecting a 1-for-10 reverse split pursuant to which every ten shares of the Company’s common stock were combined and converted into one share of the Company’s common stock (with all fractional shares resulting there from being rounded up to the next whole share) with the total number of shares of the Company’s authorized common stock remaining at 200,000,000 shares. The effective date of the above corporate action was February 26, 2014, as approval by the Financial Industry Regulatory Authority.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $4,901,721 since inception, of which $2,027,796 are deficits accumulated during the development stage and needs to raise additional funds to carry out its business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates that they will need a $300,000 capital infusion to continue operations through the end of 2014. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officer and directors may need to contribute funds to sustain operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Prior period correction in the three months ended December 31, 2013

Beginning in the three months ended June 30, 2012 and through the three months ended September 30, 2013, the Company improperly valued the potential beneficial conversion option of the Company’s convertible notes payable. Based on ASC 470-20-30-16 through 30-18, the beneficial conversion option should have been valued based on the fair market value on the date of issuance and recorded as a debt discount. The debt discount should have been amortized over the term of the convertible note (longest term was 6 months). The accumulated impact of the correction was a charge to interest expense of $141,267 and a charge to debt discount on notes payable of $18,508 offset by a credit to additional paid in capital of $159,775. In-addition, during the quarter ended June 30, 2013, the Company improperly recorded stock-based compensation issued to the Company’s former chief executive officer upon achievement of operational milestones for the Type2Defense product (see Note 10) as intellectual property. Based on ASC 718-10 and ASC 505-50 this amount should have been classified as stock based compensation on the date earned. The accumulated impact of the correction on the financial statements was a charge to stock based compensation of $231,600 and a credit to intellectual property of $231,600.

In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 99, Materiality, and SAB No. 108, the Company assessed the materiality of these charges to its financial statements for the quarters ended June 30, 2012 through September 30, 2013 and the year ended December 31, 2013, using both the roll-over method and iron-curtain method as defined in SAB No. 108. The Company concluded the effect of understating interest expense and share-based compensation was not material to its financial statements for the quarters ended June 30, 2012 through September 30, 2013 and the year ended December 31, 2013 and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction of the understatement in 2013 would not have a material effect on its financial statements for the year ending December 31, 2013.

The out-of-period adjustment at December 31, 2013 for the improperly valued beneficial conversion option of the Company’s convertible notes payable was a charge to interest expense of $141,267 and charge to debt discount on notes payable of $18,508 offset by a credit to additional paid in capital of $159,775 in the accompanying balance sheet and statement of operations. The out-of-period adjustment at December 31, 2013 for improperly recording stock-based compensation issued to the Company’s former Chief executive officer upon achievement of operational milestones as intellectual property was a charge to stock based compensation of $231,600 and a credit to intellectual property of $231,600 in the accompanying balance sheet and statement of operations. The impact of the misstatements on the previously issued financial statements and the effect of correcting the misstatements during the three months ended December 31, 2013 are as follows:

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Misstatements on previously issued financial statements:
	As
	Previously	Correct
Quarter ended June 30, 2012	Reported	Amount	Adjustment
Beneficial Conversion Interest Expense	162,356	35,156	(127,200)
Discount on Notes Payable	-	19,171	19,171
Additional paid in capital	(162,356)	(54,327)	108,029

Quarter ended September 30, 2012
Beneficial Conversion Interest Expense	73,182	31,191	(41,991)
Discount on Notes Payable	-	1,809	1,809
Additional paid in capital	(73,182)	(33,000)	40,182

Quarter ended December 31, 2012
Beneficial Conversion Interest Expense	(201,242)	26,221	227,463
Discount on Notes Payable	-	(10,721)	(10,721)
Additional paid in capital	201,242	(15,500)	(216,742)

Year ended December 31, 2012
Beneficial Conversion Interest Expense	34,296	92,569	58,273
Discount on Notes Payable	-	10,258	10,258
Additional paid in capital	(34,296)	(102,827)	(68,531)

Quarter ended March 31, 2013
Beneficial Conversion Interest Expense	42,074	22,638	(19,436)
Discount on Notes Payable	-	2,575	2,575
Additional paid in capital	(42,074)	(25,213)	16,861

Quarter ended June 30, 2013
Stock Based Compensation	-	231,600	231,600
Beneficial Conversion Interest Expense	57,754	19,615	(38,139)
Intellectual property	231,600	-	(231,600)
Discount on Notes Payable	-	27,578	27,578
Additional paid in capital	(57,754)	(47,193)	10,561

Quarter ended September 30, 2013
Beneficial Conversion Interest Expense	(108,666)	31,903	140,569
Discount on Notes Payable	-	(21,903)	(21,903)
Additional paid in capital	108,666	(10,000)	(118,666)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effect of correcting the misstatements during the three months ended December 31, 2013:

	As
	Previously	Corrected
Quarter ended December 31, 2013	Reported	Amount	Adjustment
Stock Based Compensation	-	231,600	231,600
Beneficial Conversion Interest Expense	-	141,267	141,267
Intellectual property	-	(231,600)	(231,600)
Discount on Notes Payable	-	18,508	18,508
Additional paid in capital	-	(159,775)	(159,775)

Year ended December 31, 2013
Stock Based Compensation	-	231,600	231,600
Beneficial Conversion Interest Expense	(8,838)	141,267	150,105
Intellectual property	231,600	-	(231,600)
Discount on Notes Payable	-	18,508	18,508
Additional paid in capital	8,838	(159,775)	(168,613)

Effect on previously filed financial statements:
	As
	Previously
Quarter ended June 30, 2012	Reported	Adjustment	As Revised
Interest (expense) income	(163,323)	127,200	(36,123)
Net loss	(184,597)	127,200	(57,397)
Short - term loan - convertible	47,150	(19,171)	27,979
Total liabilities	179,490	(19,171)	160,319
Additional paid in capital	3,292,105	(108,029)	3,184,076
Accumulated deficit during development stage	(361,883)	127,200	(234,683)
Total stockholders' equity	54,330	19,171	73,501

Quarter ended September 30, 2012
Interest (expense) income	(73,975)	41,991	(31,985)
Net loss	(282,940)	41,991	(240,950)
Short - term loan - convertible	79,717	(20,979)	58,738
Total liabilities	457,889	(20,979)	436,910
Additional paid in capital	3,496,212	(148,211)	3,348,001
Accumulated deficit during development stage	(657,323)	169,190	(488,133)
Total stockholders' equity	(224,012)	20,979	(203,033)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	As Previously Reported	Adjustment	As Revised
Year ended December 31, 2012
Interest (expense) income	(37,655)	(58,273)	(95,928)
Net loss	(399,078)	(58,273)	(457,351)
Short - term loan - convertible	60,680	(10,258)	50,422
Total liabilities	185,476	(10,258)	175,218
Additional paid in capital	3,588,967	68,531	3,657,498
Accumulated deficit during development stage	(568,650)	(58,273)	(626,923)
Total stockholders' equity	22,200	10,258	32,458

Quarter ended March 31, 2013
Interest (expense) income	(43,189)	19,436	(23,753)
Net loss	(235,696)	19,436	(216,260)
Short - term loan - convertible	63,168	(12,833)	50,335
Total liabilities	358,442	(12,833)	345,609
Additional paid in capital	3,773,560	51,670	3,825,230
Accumulated deficit during development stage	(804,346)	(38,837)	(843,183)
Total stockholders' deficiency	(108,354)	12,833	(95,521)

Quarter ended June 30, 2013
Operating Expense	285,566	231,600	517,166
Net loss before other expense	(285,566)	(231,600)	(517,166)
Interest (expense) income	(59,068)	38,139	(20,929)
Net loss	(344,634)	(193,461)	(538,095)
Intellectual property	431,600	(231,600)	200,000
Total Assets	492,016	(231,600)	260,416
Short - term loan - convertible	108,494	(40,411)	68,083
Total liabilities	234,699	(40,411)	194,288
Additional paid in capital	4,381,309	41,109	4,422,418
Accumulated deficit during development stage	(1,148,980)	(232,298)	(1,381,278)
Total stockholders' equity	257,317	(191,189)	66,128
Total liabilities and stockholders' equity	492,016	(231,600)	260,416

Quarter ended September 30, 2013
Interest (expense) income	107,492	(140,569)	(33,077)
Total other (expense) Income	86,492	(140,569)	(54,077)
Net loss	(146,567)	(140,569)	(287,136)
Intellectual property	431,600	(231,600)	200,000
Total Assets	464,732	(231,600)	233,132
Short - term loan - convertible	91,716	(18,508)	73,208
Total liabilities	242,449	(18,508)	223,941
Additional paid in capital	4,384,693	159,775	4,544,468
Accumulated deficit during development stage	(1,295,547)	(372,867)	(1,668,414)
Total stockholders' equity	222,283	(213,092)	9,191
Total liabilities and stockholders' equity	464,732	(231,600)	233,132

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development Stage

The Company is in the development stage commencing October 1, 2011, in accordance with FASB ASC 915, Development Stage Entities. On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type 2 Defense. During October 2011, the Company abandoned its former operations to focus solely on the Type 2 Defense product. All inventories from the former products were written off as of October 1, 2011.

The first production run of the Company’s Type 2 Defense product was completed during June 2013. On July 8, 2013 the Company announced their product was available for on-line sales on Amazon.com. On July 9, 2013, the Company announced their product was available for on-line sales from our www.Type2Defense.com website. The first sale was completed in July 2013. As the Company only had nominal sales year ended December 31, 2013, the Company will remain in the development stage. The Company will closely monitor their sales and determine at which point in time they will emerge from the development stage.

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

Currency Translation

The Company no longer operates in Canada. Effective January 1, 2013, the Company changed its functional currency from the Canadian dollar to the US dollar and combined the accounting records into a single set of books based on the currency translation rate at January 1, 2013. Prior to January 1, 2013, the Company recorded translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations. For the years ended December 31, 2013 and 2012, the Company recorded $0 and $6,060 in translation losses, respectively.

Comprehensive Income (Loss)

The Company adopted ASC 220-10, “Reporting Comprehensive Income.” ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2013 and 2012.

The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Recoverability of Long-Lived Assets

The Company reviews their long-lived assets on a periodic basis, namely intellectual property, whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates. A 10% decrease in the estimated discounted cash flows for the reporting units tested would result in an impairment that is not material to our results of operations. A 1.0 percentage point increase in the discount rate used would also result in an impairment that is not material to our results of operations.

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant.

During the fiscal year ended December 31, 2013, the Company recorded impairment charge related to other intangible assets in the amount of $200,000. During fiscal year 2012, we recorded no impairment charges related to other intangible assets.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash, accounts payable, accrued expenses, and short-term notes approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Beneficial Conversion Features

ASC 470-20 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash. ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount is recorded as a debt discount and amortized over the life of the debt. ASC 470-20 further limits this amount to the proceeds allocated to the convertible instrument.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of December 31, 2013, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The tax years for 2009 to 2012 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Revenue Recognition

The Company currently has no revenue. Once the Company emerges from the development stage and generates revenue from the sales of our products, the following criteria for recognition will be utilized:

1) Persuasive evidence of an arrangement exists;
2) delivery has occurred or services have been rendered;
3) the seller’s price to the buyer is fixed or determinable, and
4) collectable is reasonably assured.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. For employees, directors and non-employees, the fair value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete. The Company has not issued any stock option or warrants.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company has not issued any options or warrants to date. At December 31, 2013, the total shares issuable upon conversion of convertible notes payable would be approximately 10,600,000 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of December 31, 2013, the Company had inventory of $24,879 comprise solely of the Type2Defense product.

Recent Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The Company’s adoption of this accounting guidance does not have a material impact on the financial statements and related disclosures.

In February 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., the release due to cash flow hedges from interest rate contracts) and the income statement line items affected by the reclassification (e.g., interest income or interest expense). If a component is not required to be reclassified to net income in its entirety (e.g., the net periodic pension cost), companies would instead cross reference to the related footnote for additional information (e.g., the pension footnote). The amendments to U.S. GAAP will be effective for fiscal years starting after December 15, 2012. The Company is currently assessing the impact of this accounting guidance on the financial statements and related disclosures should be applied.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

In October 2012, the Company increased the authorized common shares to 200,000,000.

During April 2012, the Company issued 10,000 unregistered shares of the Company’s common stock to settle a notes payable and related accrued interest. These shares were valued at $1.09 per share or $10,935.

During July 2012, a director was issued 200,000 unregistered shares of the Company’s common stock for director compensation. These shares were valued at $0.24 per share or $48,000.

During July 2012, three consultants were issued 325,000 unregistered shares of the Company’s common stock for sales, financing and investor/public relations compensation. These shares were valued at $0.24 per share or $78,000.

During July and September 2012, the Company issued 164,000 unregistered shares of the Company’s common stock, respectively, to settle a convertible note payable. These shares were valued at $0.025 per share or $4,100.

During September 2012, a former director was issued 25,000 unregistered shares of the Company’s common stock for director compensation. These shares were valued at $0.22 per share or $5,500.

During October 2012, our former Chief executive officer was issued 1,500,000 unregistered shares of the Company’s common stock as part of his employment contract dated July 1, 2012. These shares were valued at $0.15 per share or $225,000.

During October and November 2012, the Company issued 155,000 registered shares of the Company’s common stock in their S-8 registration filed March 2011 to a consultant for legal compensation. These shares were valued at $0.179 per share or $27,675.

During October 2012, the Company issued 170,833 unregistered shares of the Company’s common stock to settle a convertible note payable plus accrued interest. These shares were valued at $0.09 per share or $15,375.

During November 2012, the Company issued 200,000 registered shares of the Company’s common stock in their S-8 registration filed March 2011 to an employee for service to the Company. These shares were valued at $0.125 per share or $25,000.

During November 2012, the Company issued 52,000 registered shares of the Company’s common stock in their S-8 registration filed March 2011 to settle an accounts payable. These shares were valued at $0.121 per share or $6,300.

During November and December 2012, the Company issued 500,000 unregistered shares of the Company’s common stock to settle two convertible notes payable. These shares were valued at $0.025 per share or $12,608.

During December 2012, the Company issued 39,901 unregistered shares of the Company’s common stock to settle a convertible note payable plus accrued interest. These shares were valued at $0.09 per share or $3,566.

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

During December 2012, the Company issued 57,812 unregistered shares of the Company’s common stock to settle a convertible note payable plus accrued interest. These shares were valued at $0.09 per share or $5,228.

During January 2013, a consultant was granted 150,000 registered shares of the Company’s common stock in their S-8 registration filed in March 2013 for website services. The shares were valued at $15,000 or $0.10 per share. The shares were issued on March 8, 2013.

During January 2013, a consultant was granted 200,000 registered shares of the Company’s common stock in their S-8 registration filed in March 2013 for legal services to the Company. The shares were valued at $26,000 or $0.13 per share. The shares were issued on March 8, 2013.

During January 2013 a consultant was issued 200,000 unregistered shares of the Company’s common stock for marketing services to the Company. These shares were valued at $26,000 or $0.13 per share.

During January 2013 a consultant was granted 50,000 unregistered shares of the Company’s common stock for accounting and finance services to the Company. These shares were valued at $6,000 or $0.12 per share. The shares were issued on April 23, 2013.

During January 2013, a consultant was granted 62,500 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for marketing services to the Company. The shares were valued at $6,938 or $0.111 per share. The shares were issued on March 8, 2013.

During January 2013, a consultant was granted 450,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for marketing services to the Company. The shares were valued at $50,000 or $0.111 per share. The shares were issued on March 15, 2013.

During January and February 2013, a convertible promissory note totaling $30,983 including interest was fully converted into 442,617 unregistered shares of the Company’s common stock at $0.07 per share.

During February 2013, a consultant was granted 450,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for marketing services to the Company. The Company issued 300,000 shares on April 23, 2013 and issued the remaining 150,000 shares on June 10, 2013 upon fulfilling certain performance obligations under the agreement. The 300,000 shares were valued at $56,700 or $0.189 per share and the 150,000 shares were valued at $19,500 or $.13 per share for an aggregate of $76,200.

During March 2013, a consultant was granted 450,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for marketing services to the Company. The Company issued 300,000 shares on April 22, 2013 and issued the remaining 150,000 shares on June 10, 2013 upon fulfilling certain performance obligations under the agreement. The 300,000 shares were valued at $69,000 or $0.23 per share and the 150,000 shares were valued at $19,500 or $.13 per share for an aggregate of $88,500.

On March 4, 2013, the Company filed a Form S-8 with the Security and Exchange Commission. The 2013 Stock Incentive Plan may issue up to 30,000,000 registered shares of the Company’s common stock for services to the Company. The Company granted 25,625,000 (2,562,500 post reverse split shares) shares under this plan during the year ended December 31, 2013.

During March 2013, a convertible promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $3,091 including interest was converted into 44,158 unregistered shares of the Company’s common stock at $0.07 per share.

During March 2013, a convertible promissory notes totaling $4,433.61 including interest was fully converted into 177,344 unregistered shares of the Company’s common stock at $0.025 per share. The shares were issued on April 3, 2013.

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

During April 2013, the Company issued 50,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 to settle an accounts payable. These shares were valued at $0.128 per share or $6,375.

During April 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $10,266 including interest was converted into 146,654 unregistered shares of the Company’s common stock at $0.07 per share.

During May 2013 a consultant was granted 10,000 unregistered shares of the Company’s common stock for investor relation services to the Company. These shares were valued at $1,410 or $0.141 per share.

During May 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,175 including interest was converted into 102,500 unregistered shares of the Company’s common stock at $0.07 per share.

During June 2013, a director was issued 250,000 unregistered shares of the Company’s common stock for marketing services compensation. These shares were valued at $0.15 per share or $37,500.

During June 2013, an employee was issued 350,000 unregistered shares of the Company’s common stock for website services and salary compensation. These shares were valued at $0.15 per share or $52,500.

During June 2013, a consultant was issued 250,000 unregistered shares of the Company’s common stock for warehousing and fulfillment services compensation. These shares were valued at $0.15 per share or $37,500.

During June 2013, our former Chief executive officer was issued 1,500,000 unregistered shares of the Company’s common stock for fulfilling provisions in the Type2 acquisition agreement dated September 26, 2011. These shares were valued at $0.15 per share or $225,000.

During June 2013, a consultant was issued 250,000 unregistered shares of the Company’s common stock for investor relations compensation. These shares were valued at $0.15 per share or $37,500.

During July 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,688 including interest was converted into 153,750 unregistered shares of the Company’s common stock at $0.05 per share.

During August 2013, a consultant was granted 750,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 for marketing services and creating an infomercial for the Company. The shares were valued at $75,000 or $0.10 per share.

During August 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $12,500 was converted into 125,000 unregistered shares of the Company’s common stock at $0.10 per share.

During September 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,688 including interest was converted into 153,750 unregistered shares of the Company’s common stock at $0.05 per share.

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

During September 2013, a third party purchased a $12,000 demand promissory note dated January 25, 2013 from one of the Company’s investors. According to the release and settlement between the Company and the third party, the note may be converted into unregistered shares of the Company’s common stock for $.01 per share. The third party partially converted $6,000 of the demand promissory note into 600,000 unregistered shares of the Company’s common stock at $0.01 per share. In addition, the Company recorded a loss on conversion of debt for $21,000 in the accompanying statements of operations for the difference between the fair market value to the Company’s common stock and the conversion price. The fair market value on the date of conversion was $0.045 per share.

During November 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. On November 7, 2013, the Company agreed to modify the terms of the convertible promissory note to reduce the conversion price from $0.10 per share and to $0.015 per share. The amount totaled $10,750 including interest was converted into 716,667 unregistered shares of the Company’s common stock at $0.015 per share.

During December 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. On November 7, 2013, the Company agreed to modify the terms of the convertible promissory note to reduce the conversion price from $0.05 per share and to $0.015 per share. The amount totaled $10,189 including interest was converted into 679,251 unregistered shares of the Company’s common stock at $0.015 per share.

During December 2013, a consultant was granted 800,000 unregistered shares of the Company’s common stock for a clinical research study on our Type2Defense product. These shares were valued at $0.018 per share or $14,400. The shares were issued in January 2014.

As of December 31, 2013, the Company has 18,872,777 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

NOTE 4 - SHORT-TERM LOANS

On January 25, 2013, the Company issued a $12,000 promissory note to an individual. The loan bears interest at 5% and is payable on demand. On September 24, 2013, the note was sold to a third party and the accrued interest was forgiven. According to the release and settlement between the Company and the third party, the note may be converted into unregistered shares of the Company’s common stock for $.01 per share. The third party converted $6,000 of the note into 600,000 unregistered shares of the Company’s common stock for $.01 per share. In addition, the Company recorded a loss on conversion of debt for $21,000 in the accompanying statements of operations for the difference between the fair market value to the Company’s common stock and the conversion price. The fair market value on the date of conversion was $0.045 per share. The unpaid balance was $6,000 at December 31, 2013. This note is included as short - term loans on the balance sheet.

NOTE 5 - SHORT-TERM LOANS – RELATED PARTY

On August 18, 2011, a related party advanced $1,500 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,672 and $1,597 at December 31, 2013 and 2012, respectively. This noted is included as short-term loans – related party on the balance sheet.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On December 16, 2011, the Company was advanced $4,100 each from two unrelated parties. The advances are evidenced by two equal convertible promissory notes bearing interest at 5% per annum with a due date on December 31, 2012. In addition, at any time, the holders may convert the notes into shares of the Company’s common stock at an exercise price of $.025 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,200, and was recorded as debt discount. The debt discount was amortized through the term of the note. During July and September 2012, one of the convertible notes was converted into 164,000 unregistered shares of the Company’s common stock at $0.025 per share. During March 2013 the remaining $4,434, principle and accrued interest was converted into 177,344 unregistered shares of the Company’s common stock at $0.025 per share to fully satisfy the promissory note.

On April 20, 2012, the Company issued a $2,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.009 per share. After the due date, the interest rate on the convertible note increased to 15%. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,083, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $3,016 and $2,641 at December 31, 2013 and 2012, respectively. The Company is not compliant with the repayment terms of the note.

On May 10, 2012, the Company issued a $2,600 convertible note to the Company’s former CEO. The loan bears interest at 5% and has a maturity date of November 10, 2012. In addition, at any time, the Company’s former CEO may convert the note into shares of the Company’s common stock at an exercise price of $0.009 per share. After the due date, the interest rate on the convertible note increases to 15%. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $1,733, and was recorded as debt discount. The debt discount was amortized through the term of the note. During June 2013, the Company paid the principal balance of $2,600 to the Company’s former CEO. The unpaid balance including accrued interest of $2,714 was in default at December 31, 2012.

On July 18, 2012, the Company issued a $30,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $0.07 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $30,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. During January and February 2013, $30,983 including accrued interest was converted into 442,617 unregistered shares of the Company’s common stock at $0.07 per share to fully satisfy the promissory note. The unpaid balance including accrued interest of $30,813 was in default at December 31, 2012.

On August 22, 2012, the Company issued a $3,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of January 22, 2013. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $0.07 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. During March 2013, $3,091 including accrued interest was converted into 44,158 unregistered shares of the Company’s common stock at $0.07 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $3,056 at December 31, 2012.

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

On October 19, 2012, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of April 19, 2013. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $0.07 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $3,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. During April 2013, $10,266 including accrued interest was converted into 146,654 unregistered shares of the Company’s common stock at $0.07 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $10,105 at December 31, 2012.

On November 23, 2012, the Company issued a $7,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of May 23, 2013. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $0.07 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $5,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. During May 2013, $7,175 including accrued interest was converted into 102,500 unregistered shares of the Company’s common stock at $0.07 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $7,037 at December 31, 2012.

On January 28, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to December 31, 2013 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.10 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,508, and was recorded as debt discount. The debt discount was amortized through the term of the note. During August 2013, $12,500 was converted into 125,000 unregistered shares of the Company’s common stock at $0.10 per share to satisfy the principal balance of the promissory note. The unpaid balance of accrued interest was $328 at December 31, 2013.

On January 30, 2013, the Company issued a $7,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of July 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.05 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $7,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. During August 2013, $7,688 including accrued interest was converted into 153,750 unregistered shares of the Company’s common stock at $0.05 per share to fully satisfy the promissory note.

On February 20, 2013, the Company issued a $7,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 20, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.05 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $7,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. During September 2013, $7,688 including accrued interest was converted into 153,750 unregistered shares of the Company’s common stock at $0.05 per share to fully satisfy the promissory note.

On February 26, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to January 31, 2014 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.01 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $1,705, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $13,021 at December 31, 2013.

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

On April 30, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.05 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. On November 7, 2013, the Company agreed to modify the terms of the convertible promissory note to reduce the conversion price from $0.05 per share and to $0.015 per share. During November 2013, $10,750 including accrued interest was converted into 716,667 unregistered shares of the Company’s common stock at $0.015 per share to fully satisfy the promissory note.

On April 30, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 10% and has a maturity date of October 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.10 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $4,800, and was recorded as debt discount. The debt discount was amortized through the term of the note. On November 7, 2013, the Company agreed to modify the terms of the convertible promissory note to reduce the conversion price from $0.10 per share to $0.015 per share. During December 2013, $10,189 including accrued interest was converted into 679,251 unregistered shares of the Company’s common stock at $0.015 per share to fully satisfy the promissory note. In addition, the fair value of the conversion option in connection with the note on the date of modification aggregated $5,200, and was recorded as debt discount. Since the note was past due and in default, the debt discount was recognized as interest expense on the date of modification.

On May 27, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 27, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $12,865 at December 31, 2013. The Company is not compliant with the repayment terms of the note and currently in default.

On June 11, 2013, the Company issued a $6,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $6,676 at December 31, 2013. The Company is not compliant with the repayment terms of the note and currently in default.

On June 11, 2013, the Company issued a $6,222 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,393, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $6,391 at December 31, 2013. The Company is not compliant with the repayment terms of the note and currently in default.

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 11, 2013, the Company issued a $6,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $6,676 at December 31, 2013. The Company is not compliant with the repayment terms of the note and currently in default.

On June 18, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $12,839 at December 31, 2013. The Company is not compliant with the repayment terms of the note and currently in default.

On August 2, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of February 2, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $11,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $10,208 at December 31, 2013. The Company is not compliant with the repayment terms of the note and currently in default.

On December 10, 2013, the Company issued a $3,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of June 10, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.015 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $3,009 at December 31, 2013.

On December 10, 2013, the Company issued a $5,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of June 10, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.015 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $5,014 at December 31, 2013.

As of December 31, 2013, the total short-term loans - convertible amounted to $80,043 including $2,821 of accrued interest. The conversion price of the notes were fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note were not considered derivative liabilities. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $96,864 and $34,496 for the years ended December 31, 2013 and 2012, respectively. In addition, the out-of-period adjustment at December 31, 2013 for the improperly valued beneficial conversion option of the Company’s convertible notes payable was a charge to interest expense of $58,272 (see Note 2 in the Notes to the Financial Statements)

NOTE 7 - PROVISION FOR INCOME TAXES

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

The income tax provision (benefit) consists of the following:

	December 31,
	2013	2012
Federal
Current	$-	$-
Deferred	(1,666,585)	(1,170,476)

State and local
Current	–	–
Deferred	–	–
	(1,666,585)	(1,170,476)
Change in valuation allowance	1,666,585	1,170,476
Income tax provision (benefit)	$-	$-

At December 31, 2013 and 2012, the Company had a net operating loss (“NOL’s”) carry forward in the amount of $4,901,721 and $3,442,575, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company has not filed its federal tax returns since inception and therefore, the NOL’s will not be available to offset future taxable income until the tax returns are filed with the respective federal tax authorities.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2013 and 2012 is summarized below.

	2013	2012
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0

NOTE 8 - CONVERSION OF ACCOUNTS PAYABLE AND NOTES PAYABLE TO EQUITY

On June 15, 2012, Gilles Chaumillon resigned as President, Chief Executive Officer and Director of the Company. In addition, Mr. Chaumillon agreed to settle his outstanding debt, interest and account payable balances of $227,811 for $10,000 payable in ten equal monthly installments of $1,000 beginning July 2012. At June 30, 2012, the Company wrote-off the net amount of $217,811 as a conversion of accounts payable and notes payable to equity. At December 31, 2013, Mr. Chaumillon is owed $9,000.

NOTE 9 - INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The acquisition from Type2 Defense, a Texas based sole proprietorship was for the issuance of 2,000,000 shares of the Company’s common stock. The shares are valued at $200,000 or $0.10 per share based on the closing price of the Company’s common stock on September 26, 2011. The agreement also includes the issuance of 1,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 1,000,000 shares of Company’s common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 60,000 shares of the Company’s common stock related to the reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors. The shares were valued at $0.13 per share or $6,600. The issuance of 10,000,000 shares of the Company’s common stock upon reaching 1,500 customers was reduced by the advance to 940,000 shares. During June 2013, the Company achieved the operational milestones as specified in the September 26, 2011 Type 2 Defense acquisition agreement. On June 18, 2013, the Company issued 1,000,000 shares to the Company’s former CEO for the Type2 Defense product meeting the operational milestones. The shares were valued at $0.15 per share or $150,000 and included as stock based compensation in the accompanying statement of operation. In addition, on June 18, 2013, an advance of 500,000 shares of the Company’s common stock related to reaching of 1,500 customers milestone in the original agreement was approved by the board of directors and issued to the Company’s former CEO. The shares were valued at $0.15 per share or $75,000 and included as stock based compensation in the accompanying statement of operation. As of June 20, 2014 the agreement provisions for reaching 1,500 customers for 440,000 shares of the Company’s common stock has not been achieved.

All assets other than the intellectual property had a fair value of $0, with the intellectual property was valued at $200,000. Since the Company has not been able to generate substantial revenues from our Type2Defense product over the last two years and have only produced minimal sales of the product in 2014, the Company elected to write-off the $200,000 intellectual property for Type2Defense as impaired.

NOTE 10 - FAIR VALUE MEASUREMENTS

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

NOTE 11 - SUBSEQUENT EVENTS

During January 2014, our former chief executive officer canceled 600,000 of his personal unregistered shares of the Company’s common stock to satisfy a promissory note conversion request. These shares were valued at $0.035 per share or $21,000.

During January 2014, a promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $12,849 including interest was converted into 856,632 unregistered shares of the Company’s common stock at $0.015 per share. On January 6, 2014, the Company agreed to modify the terms of this $12,500 convertible promissory notes dated May 27, 2013. The conversion rate was reduced from $0.05 per share to $0.015 per share.

During March 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $4,000 was converted into 800,000 unregistered shares of the Company’s common stock at $0.005 per share.

During March 2014, a promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $13,151 including interest was converted into 658,594 unregistered shares of the Company’s common stock at $0.020 per share.

During March 2014, the Company signed an agreement with a firm to provide strategic business development activities for the Company. The firm will be compensated with 360,000 unregistered shares of the Company’s common stock payable in increments of 30,000 shares per month for twelve (12) months starting on April 1, 2014. As of June 20, the Company issued 90,000 unregistered shares of the Company’s common stock which were valued at $0.014 per share or $1,239.

On April 7, 2014, the Company terminated the Marketing Services Agreement Dated July 24, 2013 between the Company and Damon R Devitt to produce an infomercial for the Type2Defense product. The Company acknowledges that the infomercial stated in the Marketing Services Agreement dated July 24, 2013 has been completed, but the Company does not desire to complete a media placement using the infomercial or use this infomercial for any benefit to the Company. The Company has resolved to move in a different direction for marketing the Type2Defense product. In addition, the Company acknowledges is owes Mr. Devitt 7,500,000 S-8 shares for completing the infomercial, which must be adjusted for the Company’s 1 for 10 reverse split declared effective on February 26, 2014. Thus, the Company issued 750,000 S-8 shares (7,500,000 / 10) to Mr. Devitt at $.0151 per share on April 15, 2014.

On April 8, 2014, the Company appointed James Hodge as Chairmen of the Company’s board of directors.

On April 8, 2014, in a special meeting of the board of directors, the board voted in favor of amending the Company’s Bylaws to decrease the number of members of the board of directors from three to one. Messrs. Gallagher and Metzger agreed to resign from the board and accept other duties for the Company as follows:

William Gallagher, Chief Executive Officer and director elected to retire from the Company. Mr. Gallagher signed a twenty four (24) month advisory agreement to promote the Company’s product(s), introduce new products and to provide capital formation initiatives. Mr. Gallagher will be compensated with a $2,500 monthly fee (an aggregate of $60,000). In addition, Mr. Gallagher will receive a 10% commission on the collections of sales he consummates.

NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

Thomas E. Metzger, PhD, President, Chief Operating Officer and director resigned from the Company’s board of directors. Mr. Metzger signed a twelve (12) month consulting agreement to continue as the Company’s President. Mr. Metzger will receive Two Hundred and Fifty Thousand (250,000) unregistered shares of the Company’s common stock in consideration for prior services rendered to the Company. In addition, the Company agreed to pay Mr. Metzger $18,000 for the twelve month consulting period. In lieu of cash, the Company will issue unregistered shares of the Company’s common stock at September 4, 2014 equal to $18,000 with a cap of 250,000 unregistered shares of the Company’s common stock which shall be determined based on the average closing price of the Company’s common stock, as publicly traded, during the last five (5) business days prior to September 8, 2014.

On April 8, 2014, the Company issued a $21,000 convertible note to an individual. The loan bears interest at 8% and has a maturity date of October 8, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On April 21, 2014, the Company promoted Thomas Metzger PhD, President to Chief Executive Officer and Chief Financial Officer. In addition, Peggy Knight, Executive Vice-President of Marketing was promoted to Chief Marketing Officer.

During April 2014, our former chief executive officer was re-issued 600,000 unregistered shares of the Company’s common stock which were canceled in January 2014 to satisfy a promissory note conversion request. These shares were valued at $0.035 per share or $21,000.

During April 2014, Thomas Metzger, our chief executive officer/chief financial officer was issued 250,000 unregistered shares of the Company’s common stock for compensation. These shares were valued at $0.0151 per share or $3,375.

During April 2014, James Hodge, our chairman of the board of directors, was issued 250,000 unregistered shares of the Company’s common stock for joining the Company’s board. These shares were valued at $0.0151 per share or $3,375.

During April 2014, Peggy Knight our chief marketing officer was issued 750,000 unregistered shares of the Company’s common stock for marketing compensation. These shares were valued at $0.0151 per share or $11,325.

On May 8, 2014, the Company issued a $21,000 convertible note to an individual. The loan bears interest at 8% and has a maturity date of November 8, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On May 28, 2014, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 28, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)	Former independent accountants.

(i)	On April 30, 2014, we notified KBL, LLP (KBL), our independent registered public accounting firm, that it was being replaced.

(ii)
The report of KBL on our financial statements as of and for the year ended December 31, 2012 and December 31, 2011 did not contain an adverse opinion or a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report included an explanatory paragraph relating to an uncertainty as to our ability to continue as a going concern.

(iii)	The decision to discontinue the audit services of KBL was approved by our Board of Directors.

(iv)
During the fiscal years ended December 31, 2012 and 2011 and through April 30, 2014, there has been no disagreement with KBL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KBL, would have caused KBL to make reference to the subject matter of the disagreement in its report. There have been no reportable events as provided in Item 304 (a)(1)(v) of Regulation S-K up to and including the dismissal of KBL except for the material weakness in its system of internal controls over financial reporting which KBL advised us existed. The controls designed were adequate for financial disclosures required for the preparation of our Form 10-Q and 10-K filings; however due to lack of resources in our accounting department the controls were not operating effectively. Our board of directors discussed this issue with KBL. KBL has been fully authorized by us to answer all inquiries of KBL concerning the controls that were not operating effectively. There are no limitations placed on KBL or KBL concerning the inquiry of any matter related to our financial reporting.

(v)
We provided KBL with a copy of the disclosure and requested that KBL furnish us with a letter addressed to the SEC stating whether it agreed with the above statements. A copy of the letter from KBL, dated April 30, 2014 was filed as Exhibit 16.1 to the Form 8-K filed with the SEC on May 5, 2014.

(b)	New independent accountants.

(i)
On April 30, 2014, we retained Anton & Chia, LLP (A&C) as our new independent registered public accounting firm to audit Registrant’s financial statements for the fiscal year ending December 31, 2013. The appointment was approved by our Board of Directors.

(ii)
During our two most recent fiscal years and any subsequent interim period preceding such engagement, we have not previously consulted with A&C on the application of accounting principles to a specified transaction, or on the type of audit opinion that might be rendered on our financial statements, or any other matter that was the subject of a disagreement between us and A&C or was a reportable event. In addition, we did not consult with A&C regarding the material weakness of our internal control over financial reporting prior to engaging A&C.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2013, the date of this report, our former Chief executive officer/former Chief financial officer concluded that our disclosure controls and procedures were not effective.

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
•
provide reasonable assurance that The Company’s transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Former Chief Executive Officer/Former Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2013.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiency that represents material weaknesses at December 31, 2013:

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

As a result of this material weakness described above, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO. The Company intends to augment the Company’s internal controls procedures and expand the Company’s accounting staff. The Company intends to initiate measures to remediate and refine the Company’s internal controls to address this identified material weakness as the Company grows and obtains a stronger cash position that would justify additional expenditures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Annual Report, the following table sets forth information regarding our executive officers and directors:

Name	Age	Position
Thomas E. Metzger, PHD	52	Chief Executive Officer, Chief Financial Officer and Former Director
James Hodge	53	Chairman of the Board of Directors
Peggy Knight	58	Chief Marketing Officer and Executive Vice President of Marketing
William Gallagher	74	Former Chief Executive Officer, Chief Financial Officer and Director

Thomas E. Metzger, PHD. Mr. Metzger is a skilled business executive having served as a chief executive officer, president, chief operating officer of multiple hotel and restaurant companies. He has special understanding and expertise in all aspects of the food service and hospitality industry including strategic planning, concept development, construction, financial development and management, human resources and marketing. In 2006 he formed the South Seas Restaurant Management Company which operated Little Caesars Pizza and Buffalo Wild Wings in the Hawaiian Islands. From 2004-2006 he serves as president and chief operating officer of Heart of America Restaurants and Inn’s (“HOARI”). HOARI operated eight different full service restaurant brands and seven different hotel franchise brands together with the Wild Wood Lodges brand.

From 2001 through 2004 he served as president and chief financial officer of W P Pacific, Inc. W P Pacific owned and operated Wolfgang Puck Café’s, Wolfgang Puck Express, Cucina Presto, Cucina-Cucina restaurants and the Coffee and Tea Leaf coffee shops. From 1999 through 2001 her served as chief executive officer and president of Sizzler USA, Inc. which is engaged in the operation, development and franchising of Sizzler Family Steakhouse. Prior to this, Mr. Metzger had executive level positions with Wrapsters, Inc., Kenny Rogers Roasters International, Inc. and Mid Atlantic Restaurant Systems. He earned an undergraduate and masters of Science degree from LaSalle University in hotel and restaurant management. Mr. Metzger joined the board on October 10, 2011. On February 25, 2014, Mr Metzger was appointed president and chief operating officer of the Company. On April 8, 2014, Mr Metzger resigned as director of the Company. On April 21, 2014, Mr. Metzger was appointed chief executive officer and chief financial officer of the Company.

James Hodge. Mr. Hodge was appointed as Chairmen of the Company’s board of directors on April 8th, 2014. Mr. Hodge serves as Board Chairman and CEO of ReelTime Rentals, Inc., overseeing and developing the company's new business plan and strategic initiatives. For the previous ten years, Mr. Hodge was a consultant to the private equity firm Capital Consulting, Inc. of Delray Beach, Florida. Prior to this engagement he served as Director of Corporate Credit for Speedcom Wireless Corporation of Sarasota, Florida. He has also managed several seven figure equipment lease portfolios. Mr. Hodge has worked in the development of wireless technology businesses, exploring new and exciting platforms.

Peggy Knight. Ms. Knight, joined the company as Executive Vice-President of Marketing On December 19, 2013. Ms. Knight has over 20 years of retail experience with Walmart Stores Inc. and Sam’s Club. Her expertise includes operations, marketing, sourcing, product development, vendor relations and financial services. A long-time resident of Rogers, AR, home to the first Walmart which was built in 1962, she is currently the President of a highly successful independent consulting firm which for the past several years has assisted companies in bringing new products into Sam’s and Walmart eco-system and to set them apart from the fierce competition, that all vendors face in the aisles of the nation’s largest retailer. On April 21, 2014, Ms. Knight was appointed the Company’s Chief Marketing Officer.

William Gallagher. On April 8, 2014, Mr. Gallagher retired from the Company.

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

Item 11. Executive Compensation

Summary Compensation Table.

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer, our other executive officers and our directors for years ended December 31, 2013 and 2012.

		Annual Compensation			Long Term Compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	Payouts LTIP Payouts ($)	All Other Compensation		Total Compensation
Gilles Chaumillon,	2013	None	None	None	None	None	None	None		None
former president, chief executive officer, director (a)	2012	None	None	None	None	None	None	None		None

William Gallagher,	2013	None	None	None	None	None	None	$225,000	(1)	$225,000
former chief executive officer, chief financial officer, director (b)	2012	None	None	None	None	None	None	$225,000	(2)	$225,000

Thomas E. Metzger PHD,	2013	None	None	None	None	None	None	$37,500	(3)	$37,500
chief executive officer, chief financial officer and former director	2012	None	None	None	None	None	None	$48,000	(4)	$48,000

James Hodge,	2013	None	None	None	None	None	None	None		None
chairman of the board of directors	2012	None	None	None	None	None	None	None		None

Peggy Knight,	2013	None	None	None	None	None	None	None		None
executive VP of marketing, chief marketing officer	2012	None	None	None	None	None	None	None		None

Mark Solomon,	2013	None	None	None	None	None	None	None		None
former director (c)	2012	None	None	None	None	None	None	$5,500	(5)	$5,500
_________________
(1)	Value of 1,500,000 unregistered shares issued in June 2013 at $0.15 per share for achieved the operational milestones as specified in the September 26, 2011 Type 2 Defense acquisition agreement.
(2)	Value of 1,500,000 unregistered shares issued in October 2012 at $0.15 per share in accordance with Mr. Gallaher’s employment agreement dated July 1, 2012.
(3)	Value of 250,000 unregistered shares issued in June 2013 at $0.15 per share for Marketing services to the Company.
(4)	Value of 200,000 unregistered shares issued in July 2012 at $0.13 per share for director compensation to the Company.
(5)	Value of 25,000 unregistered shares issued in July 2012 at $0.22 per share for director compensation to the Company.

(a)	Mr. Chaumillon resigned June 15, 2012.
(b)	Mr. Gallagher resigned April 8, 2014.
(c)	Mr. Solomon resigned February 15, 2012

Employment Contracts and Termination of Employment.

Mr. Gallagher signed an 18 month employment contract on July 1, 2012. The contract expired on December 31, 2013. According to the contract, Mr. Gallagher is compensated with 1,500,000 unregistered shares of the Company’s common stock valued at $225,000 or $0.15 per share. The shares were issued in October 2012. Only Mr. Gallaher has an employment contract.

We have no other plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment as a result of resignation or retirement.

Outstanding Equity Awards.

As of December 31, 2013, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Gilles Chaumillon, former president, former Chief executive officer	0	0	0	0	0	0	0	0	0

William Gallagher, former Chief executive officer, former Chief financial officer, director	0	0	0	0	0	0	0	0	0

Thomas E. Metzger PHD, president and director	0	0	0	0	0	0	0	0	0

James Hodge, chairman of the board of directors	0	0	0	0	0	0	0	0	0

Peggy Knight, chief marketing officer director	0	0	0	0	0	0	0	0	0

Mark Solomon, former director	0	0	0	0	0	0	0	0	0

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

Director Compensation.

Since March 27, 2007 through December 31, 2013, none of our directors received salary compensation solely by virtue of their serving on the Company’s Board of Directors other than share based compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2013, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officer, and all of our directors and executive officer as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
	Officers and Directors
Common Stock	James Hodge	0 shares	0%
Common Stock	Thomas E. Metzger, director	450,000 shares	2.1%
Common Stock	Peggy Knight	0 shares	0%
Common Stock	All directors and named executive officers as a group (3 persons)	450,000 shares	2.1%%*
	5% and Greater Beneficial Owners
Common Stock	Lisa and Chris Partners LTD	1,203,000 shares	5.6%
Common Stock	William Gallagher	2,940,000 shares	13.4%
_________________
* Figures may vary due to rounding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

Mr. Gallagher signed an 18 month employment contract on July 1, 2012. The contract expired on December 31, 2013. According to the contract, Mr. Gallagher is compensated with 1,500,000 unregistered shares of the Company’s common stock valued at $225,000 or $0.15 per share. The shares were issued in October 2012.

On April 8, 2014, William Gallagher, Chief Executive Officer and director elected to retire from the Company. Mr. Gallagher signed a twenty four (24) month advisory agreement to promote the Company’s product(s), introduce new products and to provide capital formation initiatives. Mr. Gallagher will be compensation with a $2,500 monthly fee (an aggregate of $60,000). In addition, Mr. Gallagher will receive a 10% commission on the collections of sales he consummates

In addition, Mr Gallagher is owed $1,301 and Mr. Ben Gallaher, former product director, is owed $17,398 for expenses paid on behalf of the Company. These balances are included in accounts payable and accrued expenses in the accompanying Balance Sheet.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed was $19,800 and $20,000 in the fiscal year ended December 31, 2013 and 2012, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $7,800 and $20,000.

Audit-Related Fees.

For the fiscal year ended December 31, 2013 and 2012, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

For the fiscal year ended December 31, 2013 and 2012 respectively, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $0 and $0, respectively.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Included in Item 7

(b) Exhibits.

Exhibit No.	Description

23.1	Consent of Auditors

23.2	Consent of Predecessor Auditors

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

June 25, 2014	By:	/s/ Thomas E. Metzger, PhD
Thomas E. Metzger, PhD
	Its:	Chief Executive Officer, Chief Financial Officer and a Former Director
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 25, 2014	By:	/s/ Thomas E. Metzger, PhD
Thomas E. Metzger, PhD
	Its:	Chief Executive Officer, Chief Financial Officer and a Former Director
(Principal Executive, Financial and Accounting Officer)

June 25, 2014	By:	/s/ James Hodge
James Hodge
Chairman of the Board of Directors