Form 10-Q
period 2014-03-31
Bio-Solutions Corp.
filed 2014-07-16
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

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

Class	Outstanding at July 15, 2014
Common stock, $0.001 par value	24,078,003*

* Takes into consideration the reverse stock split of one for ten (1:10) effected February 26, 2014.

PART I
BIO-SOLUTIONS, INC.
FORM 10-Q

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	F-2

	Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 and Development Stage from October 1, 2011 to March 31, 2014 (Unaudited)	F-3

	Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and Development Stage from October 1, 2011 to March 31, 2014 (Unaudited)	F-4

	Notes to Condensed Financial Statements (Unaudited)	F-5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8

ITEM 4.	CONTROLS AND PROCEDURES	9

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	10

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	10

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	MINE SAFETY DISCLOSURE	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	12

SIGNATURES		13

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

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended March 31, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on June 25, 2014.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013
IN US$

	(UNAUDITED)
	MARCH 31,	DECEMBER 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$-	$711
Inventory	23,676	24,879
	23,676	25,590
Total current assets
TOTAL ASSETS	$23,676	$25,590

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$165,279	$144,633
Short - term loans	6,000	6,000
Short - term loans - related parties	1,691	1,672
Short - term loans - convertible	47,497	71,043
Total current liabilities	220,467	223,348

TOTAL LIABILITIES	220,467	223,348

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized,
21,388,003 and 18,872,777 shares issued and outstanding as of
March 31, 2014 and December 31, 2013, respectively (1)	21,388	18,873
Additional paid in capital	4,764,225	4,743,340
Stock to be issued	41,000	34,400
Deferred compensation	-	(17,372)
Accumulated deficit	(2,873,925)	(2,873,925)
Deficit accumulated during the development stage	(2,074,201)	(2,027,796)
Accumulated other comprehensive loss	(75,278)	(75,278)
Total stockholders' deficit	(196,791)	(197,758)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,676	$25,590

(1) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FROM OCTOBER 1, 2011 THROUGH MARCH 31, 2014
IN US$

	THREE MONTHS	THREE MONTHS	PERIOD FROM OCTOBER
	ENDED	ENDED	1, 2011 to
	MARCH 31, 2014	MARCH 31, 2013	MARCH 31, 2014

REVENUE	$47	$-	$271

COST OF REVENUES	1,000	-	6,947

GROSS LOSS	(953)	-	(6,676)

OPERATING EXPENSES
Professional fees/stock based compensation	33,616	183,261	1,498,594
Amortization expense and impairment	-	-	285,288
General and administrative	5,363	9,246	51,137
Total Operating Expenses	38,979	192,507	1,835,019

LOSS FROM OPERATIONS	(39,932)	(192,507)	(1,841,695)

OTHER INCOME (EXPENSE)
Interest income (expense)	(6,473)	(43,189)	(211,506)
Loss on conversion of debt	-	-	(21,000)
Total other expense	(6,473)	(43,189)	(232,506)

LOSS BEFORE INCOME TAXES	(46,405)	(235,696)	(2,074,201)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	-	-	-

NET LOSS	$(46,405)	$(235,696)	$(2,074,201)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED (2)	20,002,797	10,877,125

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.02)

STATEMENT OF COMPREHENSIVE LOSS
Net loss	$(46,405)	$(235,696)	$(2,074,201)
Currency translation gains (losses)	-	-	(12,578)

TOTAL COMPREHENSIVE LOSS	$(46,405)	$(235,696)	$(2,086,779)

(2) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FROM OCTOBER 1, 2011 THROUGH MARCH 31, 2014
IN US$

	THREE MONTHS ENDED	THREE MONTHS ENDED	PERIOD FROM OCTOBER 1, 2011 THROUGH
	MARCH 31, 2014	MARCH 31, 2013	MARCH 31, 2014
OPERATING ACTIVITIES:
Net loss	$(46,405)	$(235,696)	$(2,074,201)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	-	-	285,288
Common stock issued for services	17,372	160,694	1,295,420
Beneficial Conversion Feature of Notes Payable	5,667	42,074	212,935
Loss on coversion of debt	-	-	21,000
Change in assets and liabilities
(Increase) decrease in inventory	1,204	-	(23,675)
(Increase) decrease in prepaids	-	(40,714)	-
Increase (decrease) in accounts payable and accrued expenses	21,451	23,340	61,847
Total adjustments	45,694	185,394	1,852,815
Net cash used in operating activities	(711)	(50,302)	(221,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	-	52,000	214,550
Principal payments on notes and loans payable	-	-	(2,600)
Net cash provided by financing activities	-	52,000	211,950

Effect of exchange rates on cash	-	-	5,507

NET INCREASE (DECREASE) IN CASH	(711)	1,698	(3,929)

CASH - BEGINNING OF PERIOD	711	1,076	3,929

CASH - END OF PERIOD	$-	$2,774	$-

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of notes payable and accrued interest to common stock	$30,000	$34,074	$232,504
Cancellation of 600,000 shares of common stock to settle liabilities	$21,000	$-	$21,000
Conversion of liability to common stock	$-	$-	$54,175
Stock to be issued	$-	$-	$291,559

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2013 10K and audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

The Company elected to enter the development stage on October 1, 2011. The first production run of the Company’s Type 2 Defense product was completed during June 2013. On July 8, 2013 the Company announced our product was available for on-line sales on Amazon.com. On July 9, 2013, the Company announced our product was available for on-line sales from our www.Type2Defense.com website. The first sale was completed in July 2013. As the Company only had nominal sales in the three months ended March 31, 2014, they have remained in the development stage. The Company will closely monitor their sales and determine at which point in time they will emerge from the development stage.

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These unaudited condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $4,948,126 since inception, of which $2,074,201 are deficits accumulated during the development stage and needs to raise additional funds to carry out its business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These unaudited condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Misstatements on previously issued financial statements:

	As
	Previously	Correct
Quarter ended June 30, 2012	Reported	Amount	Adjustment
Beneficial Conversion Interest Expense	162,356	35,156	(127,200)
Discount on Notes Payable	-	19,171	19,171
Additional paid in capital	(162,356)	(54,327)	108,029

Quarter ended September 30, 2012
Beneficial Conversion Interest Expense	73,182	31,191	(41,991)
Discount on Notes Payable	-	1,809	1,809
Additional paid in capital	(73,182)	(33,000)	40,182

Quarter ended December 31, 2012
Beneficial Conversion Interest Expense	(201,242)	26,221	227,463
Discount on Notes Payable	-	(10,721)	(10,721)
Additional paid in capital	201,242	(15,500)	(216,742)

Year ended December 31, 2012
Beneficial Conversion Interest Expense	34,296	92,569	58,273
Discount on Notes Payable	-	10,258	10,258
Additional paid in capital	(34,296)	(102,827)	(68,531)

Quarter ended March 31, 2013
Beneficial Conversion Interest Expense	42,074	22,638	(19,436)
Discount on Notes Payable	-	2,575	2,575
Additional paid in capital	(42,074)	(25,213)	16,861

Quarter ended June 30, 2013
Stock Based Compensation	-	231,600	231,600
Beneficial Conversion Interest Expense	57,754	19,615	(38,139)
Intellectual property	231,600	-	(231,600)
Discount on Notes Payable	-	27,578	27,578
Additional paid in capital	(57,754)	(47,193)	10,561

Quarter ended September 30, 2013
Beneficial Conversion Interest Expense	(108,666)	31,903	140,569
Discount on Notes Payable	-	(21,903)	(21,903)
Additional paid in capital	108,666	(10,000)	(118,666)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effect of correcting the misstatements during the three months ended December 31, 2013:

	As
	Previously	Corrected
Quarter ended December 31, 2013	Reported	Amount	Adjustment
Stock Based Compensation	-	231,600	231,600
Beneficial Conversion Interest Expense	-	141,267	141,267
Intellectual property	-	(231,600)	(231,600)
Discount on Notes Payable	-	18,508	18,508
Additional paid in capital	-	(159,775)	(159,775)

Year ended December 31, 2013
Stock Based Compensation	-	231,600	231,600
Beneficial Conversion Interest Expense	(8,838)	141,267	150,105
Intellectual property	231,600	-	(231,600)
Discount on Notes Payable	-	18,508	18,508
Additional paid in capital	8,838	(159,775)	(168,613)

Effect on previously filed financial statements:

	As
	Previously
Quarter ended June 30, 2012	Reported	Adjustment	As Revised
Interest (expense) income	(163,323)	127,200	(36,123)
Net loss	(184,597)	127,200	(57,397)
Short - term loan - convertible	47,150	(19,171)	27,979
Total liabilities	179,490	(19,171)	160,319
Additional paid in capital	3,292,105	(108,029)	3,184,076
Accumulated deficit during development stage	(361,883)	127,200	(234,683)
Total stockholders' equity	54,330	19,171	73,501

Quarter ended September 30, 2012
Interest (expense) income	(73,975)	41,991	(31,985)
Net loss	(282,940)	41,991	(240,950)
Short - term loan - convertible	79,717	(20,979)	58,738
Total liabilities	457,889	(20,979)	436,910
Additional paid in capital	3,496,212	(148,211)	3,348,001
Accumulated deficit during development stage	(657,323)	169,190	(488,133)
Total stockholders' equity	(224,012)	20,979	(203,033)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	As
	Previously
Year ended December 31, 2012	Reported	Adjustment	As Revised
Interest (expense) income	(37,655)	(58,273)	(95,928)
Net loss	(399,078)	(58,273)	(457,351)
Short - term loan - convertible	60,680	(10,258)	50,422
Total liabilities	185,476	(10,258)	175,218
Additional paid in capital	3,588,967	68,531	3,657,498
Accumulated deficit during development stage	(568,650)	(58,273)	(626,923)
Total stockholders' equity	22,200	10,258	32,458

Quarter ended March 31, 2013
Interest (expense) income	(43,189)	19,436	(23,753)
Net loss	(235,696)	19,436	(216,260)
Short - term loan - convertible	63,168	(12,833)	50,335
Total liabilities	358,442	(12,833)	345,609
Additional paid in capital	3,773,560	51,670	3,825,230
Accumulated deficit during development stage	(804,346)	(38,837)	(843,183)
Total stockholders' deficiency	(108,354)	12,833	(95,521)

Quarter ended June 30, 2013
Operating Expense	285,566	231,600	517,166
Net loss before other expense	(285,566)	(231,600)	(517,166)
Interest (expense) income	(59,068)	38,139	(20,929)
Net loss	(344,634)	(193,461)	(538,095)
Intellectual property	431,600	(231,600)	200,000
Total Assets	492,016	(231,600)	260,416
Short - term loan - convertible	108,494	(40,411)	68,083
Total liabilities	234,699	(40,411)	194,288
Additional paid in capital	4,381,309	41,109	4,422,418
Accumulated deficit during development stage	(1,148,980)	(232,298)	(1,381,278)
Total stockholders' equity	257,317	(191,189)	66,128
Total liabilities and stockholders' equity	492,016	(231,600)	260,416

Quarter ended September 30, 2013
Interest (expense) income	107,492	(140,569)	(33,077)
Total other (expense) Income	86,492	(140,569)	(54,077)
Net loss	(146,567)	(140,569)	(287,136)
Intellectual property	431,600	(231,600)	200,000
Total Assets	464,732	(231,600)	233,132
Short - term loan - convertible	91,716	(18,508)	73,208
Total liabilities	242,449	(18,508)	223,941
Additional paid in capital	4,384,693	159,775	4,544,468
Accumulated deficit during development stage	(1,295,547)	(372,867)	(1,668,414)
Total stockholders' equity	222,283	(213,092)	9,191
Total liabilities and stockholders' equity	464,732	(231,600)	233,132

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

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

The first production run of the Company’s Type 2 Defense product was completed during June 2013. On July 8, 2013 the Company announced their product was available for on-line sales on Amazon.com. On July 9, 2013, the Company announced their product was available for on-line sales from our www.Type2Defense.com website. The first sale was completed in July 2013. As the Company only had nominal sales during the three months ended March 31, 2014, the Company will remain in the development stage. The Company will closely monitor their sales and determine at which point in time they will emerge from the development stage.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During the fiscal year ended December 31, 2013, the Company recorded an impairment charge related to other intangible assets in the amount of $200,000.

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

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

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. For employees, directors and non-employees, the fair value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete. The Company has not issued any stock options or warrants.

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company has not issued any options or warrants to date. At March 31, 2014, the total shares issuable upon conversion of convertible notes payable would be approximately 8,434,000 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of March 31, 2014, the Company had inventory of $23,676 comprise solely of the Type2Defense product.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

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

Recent Issued Accounting Standards Not Adopted

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company is evaluating the adoption of this accounting standard to determine what material impacts it may have on the financial statements and related disclosures.

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

During March 2014, the Company signed an agreement with a firm to provide strategic business development activities for the Company. The firm will be compensated with 360,000 unregistered shares of the Company’s common stock payable in increments of 30,000 shares per month for twelve (12) months starting on April 1, 2014. As of July 15, the Company issued 90,000 unregistered shares of the Company’s common stock which were valued at $0.014 per share or $1,239 and has earned an additional 30,000 shares at $0.012 per share or $360.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

As of March 31, 2014, the Company has 21,388,003 shares of common stock issued and outstanding.

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

NOTE 5 - SHORT-TERM LOANS - RELATED PARTY

On August 18, 2011, a related party advanced $1,500 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,691 and $1,672 at March 31, 2014 and December 31, 2013, respectively. This noted is included as short-term loans – related party on the condensed balance sheet.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

On April 20, 2012, the Company issued a $2,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.009 per share. After the due date, the interest rate on the convertible note increased to 15%. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,083, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $3,110 and $3,016 at March 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note.

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

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

On January 28, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to December 31, 2013 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.10 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,508, and was recorded as debt discount. The debt discount was amortized through the term of the note. During August 2013, $12,500 was converted into 125,000 unregistered shares of the Company’s common stock at $0.10 per share to satisfy the principal balance of the promissory note. The unpaid balance of accrued interest was $328 at March 31, 2014 and December 31, 2013.

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

On February 26, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to January 31, 2014 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.01 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $1,705, and was recorded as debt discount. During March 2014, $13,151 including interest was converted into 658,594 unregistered shares of the Company’s common stock at $0.020 per share. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $13,021 at December 31, 2013.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

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

On May 27, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 27, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. On January 6, 2014, the Company agreed to modify the terms of this $12,500 convertible promissory notes dated May 27, 2013. The conversion rate was reduced from $0.05 per share to $0.015 per share. During January 2014, $12,849 including interest was converted into 856,632 unregistered shares of the Company’s common stock at $0.015 per share. The unpaid balance including accrued interest was $12,865 at December 31, 2013.

On June 11, 2013, the Company issued a $6,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $6,757 and $6,676 at March 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On June 11, 2013, the Company issued a $6,222 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,393, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $6,469 and $6,391 at March 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On June 11, 2013, the Company issued a $6,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $6,757 and $6,676 at March 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

NOTE 6 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 18, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. During March 2014, $4,000 was converted into 800,000 unregistered shares of the Company’s common stock at $0.005 per share. The unpaid balance including accrued interest was $8,945 and $12,839 at March 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On August 2, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of February 2, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $10,333 and $10,208 at March 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On December 10, 2013, the Company issued a $3,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of June 10, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.015 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $3,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $3,050 and $3,009 at March 31, 2014 and December 31, 2013, respectively.

On December 10, 2013, the Company issued a $5,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of June 10, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.015 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $5,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $5,081 and $5,014 at March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, the total short-term loans - convertible amounted to $50,830 which includes $2,608 of accrued interest. The conversion price of the notes were fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note were not considered derivative liabilities. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $5,667 and $42,074 for the three months ended March 31, 2014 and March 31, 2013, respectively. In addition, the Company recorded an out-of-period adjustment at December 31, 2013 for the improperly valued beneficial conversion option of the Company’s convertible notes payable (see Note 2 in the Notes to the Financial Statements).

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

NOTE 7 - MAJOR CUSTOMERS

The Company generated minimal sales during the three months ended March 31, 2014 and no sales during the three months ended March 31, 2013.

NOTE 8 - INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The acquisition from Type2 Defense, a Texas based sole proprietorship was for the issuance of 2,000,000 shares of the Company’s common stock. The shares are valued at $200,000 or $0.10 per share based on the closing price of the Company’s common stock on September 26, 2011. The agreement also includes the issuance of 1,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 1,000,000 shares of Company’s common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 60,000 shares of the Company’s common stock related to the reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors. The shares were valued at $0.13 per share or $6,600. The issuance of 10,000,000 shares of the Company’s common stock upon reaching 1,500 customers was reduced by the advance to 940,000 shares. During June 2013, the Company achieved the operational milestones as specified in the September 26, 2011 Type 2 Defense acquisition agreement. On June 18, 2013, the Company issued 1,000,000 shares to the Company’s former CEO for the Type2 Defense product meeting the operational milestones. The shares were valued at $0.15 per share or $150,000 and included as stock based compensation in the accompanying statement of operation. In addition, on June 18, 2013, an advance of 500,000 shares of the Company’s common stock related to reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors and issued to the Company’s former CEO. The shares were valued at $0.15 per share or $75,000 and included as stock based compensation in the accompanying statement of operation. As of June 20, 2014 the agreement provisions for reaching 1,500 customers for 440,000 shares of the Company’s common stock has not been achieved.

All assets other than the intellectual property had a fair value of $0, with the intellectual property was valued at $200,000. Since the Company has not been able to generate substantial revenues from our Type2Defense product over the last two years and have only produced minimal sales of the product in 2014, the Company elected to write-off the $200,000 intellectual property for Type2Defense as impaired at December 31, 2013.

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS

On April 7, 2014, the Company terminated the Marketing Services Agreement Dated July 24, 2013 between the Company and Damon R Devitt to produce an infomercial for the Type2Defense product. The Company acknowledges that the infomercial stated in the Marketing Services Agreement dated July 24, 2013 has been completed, but the Company does not desire to complete a media placement using the infomercial or use this infomercial for any benefit to the Company. The Company has resolved to move in a different direction for marketing the Type2Defense product. In addition, the Company acknowledges it owes Mr. Devitt 7,500,000 S-8 shares for completing the infomercial, which must be adjusted for the Company’s 1 for 10 reverse split declared effective on February 26, 2014. Thus, the Company issued 750,000 S-8 shares (7,500,000 / 10) to Mr. Devitt at $.0151 per share on April 15, 2014.

On April 8, 2014, the Company appointed James Hodge as Chairman of the Company’s board of directors.

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013 (UNAUDITED)

NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

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

On June 23, 2014, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 23, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On June 27, 2014, the Company signed a one year consulting agreement with an individual to provide product marketing, endorsement and spokesperson services for the Company. The agreement began on May 10, 2014 and expires on May 10, 2015. The consultant will be compensated with 250,000 shares of the Company’s common stock. As of July 15, 2014, the shares have not been issued. In addition, the consultant may purchase 50,000 shares of the Company’s common stock at an exercise price of $.0005 per share each quarter ending May 10, 2015 (an aggregate of 150,000 shares).

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2013 together with notes thereto as previously filed with our Annual Report on Form 10-K on June 25, 2013. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31. 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

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

During the fiscal year ended December 31, 2013, the Company recorded an impairment charge related to other intangible assets in the amount of $200,000.

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

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of March 31, 2014, the Company had inventory of $23,676 comprise solely of the Type2Defense product.

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

On January 10, 2014, the Company’s Board of Directors unanimously voted to reverse split the Company’s common stock on the basis of one share of the Company’s common stock for each 10 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares. The Board resolution set the date of record for shareholder approval on January 14, 2014. As of January 29, 2014, the Company obtained the written consent in lieu of a meeting of the shareholders to authorize a reverse split of the Company’s common stock. Shareholders owning a total of 100,992,469 shares of the Company’s common stock voted in favor of the reverse split. There were a total of 199,611,900 shares of common stock issued and outstanding as of January 14, 2014 (the date of record). The number of shares of common stock voting in favor of the reverse split was sufficient for approval. On February 4, 2014, the Company filed a Certificate of Change with the State of Nevada effecting a 1-for-10 reverse split pursuant to which every ten shares of the Company’s common stock were combined and converted into one share of the Company’s common stock (with all fractional shares resulting there from being rounded up to the next whole share) with the total number of shares of the Company’s authorized common stock remaining at 200,000,000 shares. The effective date of the above corporate action was February 26, 2014, as approved by the Financial Industry Regulatory Authority.

Results of Operations

For the three months ended March 31, 2014 as compared to the three months ended March 31, 2013

Revenues

We generated revenues of $47 for the three months ended March 31, 2014 compare to no revenues for the three months ended March 31, 2013. We hope to generate substantial revenues, continue operations and implement our business plan by September 30, 2014. The Company’s focus for 2014 will be the launch of the Type 2 Defense dietary supplement.

Operating Expenses

For the three months ended March 31. 2014, we had total operating expenses of $38,979, as compared to total operating expenses of $192,507 for the three months ended March 31. 2013. The decrease of $153,528 or 80%, in operating expenses between the two periods is primarily due to an approximate $143,000 increase in professional fees paid for by the issuance of common stock, an approximate $6,000 increase for other professional fees and an approximate $4,000 increase in other general and administrative expenses. We expect we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss.

For the three months ended March 31, 2014, after interest expense of $6,473, we had a net loss of $46,405 or $0.00 per share. In comparison, for the three months ended March 31, 2013, after interest expense of $43,189, we had a net loss of $235,696 or $0.02 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

As of March 31. 2014 our current assets totaled $23,676 consisting of $23,676 of inventory.

Our current liabilities were $220,467 as of March 31. 2014, which was represented by accounts payable and accrued expenses of $165,279, short term loans of $6,000, short terms loans to related parties of $1,691, and convertible notes payable of $47,497.

We had no other liabilities and no long term commitments or contingencies as of March 31. 2014.

We had a working capital deficit of $196,791 at March 31. 2014. Unless we secure additional funding, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.

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

On June 23, 2014, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 23, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

Our Plan of Operation for the Next Nine Months.

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

As we only had nominal sales in the three months ended March 31, 2014, we have remained in the development stage. We will closely monitor our sales and determine at which point in time they will emerge from the development stage.

Our business strategy for the next twelve months will be to implement retail on-line sales of our Type2 Defense product and increase our marketing efforts.

At March 31, 2014 we had nominal cash which will not be sufficient to satisfy our working capital requirements for the next twelve months. We cannot forecast with any degree of certainty anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues we may cease operations in which case you will lose your investment.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31. 2014. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31. 2014 and through the current date we issued a total of 2,515,226 shares during the three months ended March 31. 2014 and a further 1,850,000 shares to the current date of our common stock.

a)
During December 2013, a consultant was granted 800,000 unregistered shares of the Company’s common stock for a clinical research study on our Type2Defense product. These shares were valued at $0.018 per share or $14,400. The shares were issued in January 2014.

b)
During January 2014, our former chief executive officer canceled 600,000 of his personal unregistered shares of the Company’s common stock to satisfy a promissory note conversion request. These shares were valued at $0.035 per share or $21,000.

c)
During January 2014, a promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $12,849 including interest was converted into 856,632 unregistered shares of the Company’s common stock at $0.015 per share.

d)
During March 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $4,000 was converted into 800,000 unregistered shares of the Company’s common stock at $0.005 per share.

e)
During March 2014, a promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $13,151 including interest was converted into 658,594 unregistered shares of the Company’s common stock at $0.020 per share.

f)
During March 2014, the Company signed an agreement with a firm to provide strategic business development activities for the Company. The firm will be compensated with 360,000 unregistered shares of the Company’s common stock payable in increments of 30,000 shares per month for twelve (12) months starting on April 1, 2014. As of July 15, the Company issued 90,000 unregistered shares of the Company’s common stock which were valued at $0.014 per share or $1,239 and has earned an additional 30,000 shares at $0.012 per share or $360.

g)
During April 2014, our former chief executive officer was re-issued 600,000 unregistered shares of the Company’s common stock which were canceled in January 2014 to satisfy a promissory note conversion request. These shares were valued at $0.035 per share or $21,000.

h)
During April 2014, Thomas Metzger, our chief executive officer/chief financial officer was issued 250,000 unregistered shares of the Company’s common stock for compensation. These shares were valued at $0.0151 per share or $3,375.

i)
During April 2014, James Hodge, our chairman of the board of directors, was issued 250,000 unregistered shares of the Company’s common stock for joining the Company’s board. These shares were valued at $0.0151 per share or $3,375.

j)
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

Use of Proceeds of Registered Securities.

There were no proceeds from the sales the Company’s unregistered common stock during the three months ended March 31. 2014.

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

BIO-SOLUTIONS CORP.
a Nevada corporation

Date: July 15, 2014	By:	/s/ Thomas E. Metzger, PhD
Thomas E. Metzger, PhD
	Its:	Chief Executive Officer, Former Chief Financial Officer and a Former Director
(Principal Executive, Financial and Accounting Officer)

Date: July 15, 2014	By:	/s/ James Hodge
James Hodge
Chairman of the Board of Directors