Form 10-Q
period 2014-06-30
Bio-Solutions Corp.
filed 2014-08-12
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

BIO-SOLUTIONS CORP.
(Exact name of registrant as specified in its charter)

Nevada	333-147917	98-0557171
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

40 Easthampton B, West Palm Beach, FL 33417
(Address of Principal Executive Offices) (Zip Code)

(210) 268-9409
(Registrant’s telephone number, including area code)

10730 Potranco Road, Suite 122 - 686, San Antonio, TX 78251
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

Class	Outstanding at August 12, 2014
Common stock, $0.001 par value	28,804,763

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

The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on June 25, 2014.

BIO-SOLUTIONS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013
IN US$

	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$472	$711
Inventory	15,130	24,879
Total current assets	15,602	25,590

TOTAL ASSETS	$15,602	$25,590

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$156,652	$144,633
Short - term loans	7,710	6,000
Short - term loans - related parties	-	1,672
Short - term loans - convertible	73,750	71,043
Total current liabilities	238,112	223,348

TOTAL LIABILITIES	238,112	223,348

STOCKHOLDERS' DEFICIT

Common stock, $0.001 par value, 200,000,000 shares authorized, 24,078,003 and 18,872,777 shares issued and outstanding as of
June 30, 2014 and December 31, 2013, respectively (1)	24,078	18,873
Additional paid in capital	4,867,050	4,743,340
Stock to be issued	27,750	34,400
Deferred compensation	(15,448)	(17,372)
Accumulated deficit	(5,050,662)	(4,901,721)
Accumulated other comprehensive loss	(75,278)	(75,278)
Total stockholders' deficit	(222,510)	(197,758)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,602	$25,590

(1) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIO-SOLUTIONS CORP.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
IN US$

	THREE MONTHS	THREE MONTHS	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2014	JUNE 30, 2013	JUNE 30, 2014	JUNE 30, 2013

REVENUE	$442	$-	$489	$-

COST OF REVENUES	9,284	-	10,284	-

GROSS LOSS	(8,842)	-	(9,795)	-

OPERATING EXPENSES
Professional fees/stock based compensation	63,399	282,222	97,015	465,483
General and administrative	7,947	3,344	13,310	12,590
Total Operating Expenses	71,346	285,566	110,325	478,073

LOSS FROM OPERATIONS	(80,188)	(285,566)	(120,120)	(478,073)

OTHER INCOME (EXPENSE)
Interest income (expense)	(22,348)	(59,068)	(28,821)	(102,257)
Total other expense	(22,348)	(59,068)	(28,821)	(102,257)

LOSS BEFORE IMCOME TAXES	(102,536)	(344,634)	(148,941)	(580,330)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	-	-	-	-

NET LOSS	$(102,536)	$(344,634)	$(148,941)	$(580,330)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED (2)	23,538,553	13,269,491	21,780,442	12,079,917

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.03)	$(0.01)	$(0.05)

(2) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIO-SOLUTIONS CORP.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
IN US$

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2014	JUNE 30, 2013
OPERATING ACTIVITIES:
Net loss	$(148,941)	$(580,330)

Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write down	7,972	-
Common stock issued for services	41,113	428,295
Beneficial Conversion Feature of Notes Payable	25,602	99,828
Change in assets and liabilities
(Increase) decrease in inventory	1,777	(43,902)
Increase (decrease) in accounts payable and accrued expenses	15,238	(2,077)
Total adjustments	91,702	482,144
Net cash used in operating activities	(57,239)	(98,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	57,000	113,623
Net cash provided by financing activities	57,000	113,623

NET INCREASE (DECREASE) IN CASH	(239)	15,437

CASH - BEGINNING OF PERIOD	711	1,076

CASH - END OF PERIOD	$472	$16,513

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of notes payable and accrued interest to common stock	$30,000	$55,949
Cancellation for 600,000 shares of common stock to settle liabilities	$21,000	$-
Conversion of liability to common stock	$-	$6,375
Acquisition of intellectual property of Type2 Defense for common shares	$-	$225,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (UNAUDITED)

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

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics.

During October 2011, the Company decided to abandon the former operations to focus solely on the Type2Defense product. All inventories from the former products were written off as of October 1, 2011.

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On April 8, 2014, in a special meeting of the board of directors, the board voted in favor of amending the Company’s Bylaws to decrease the number of members of the board of directors from three to one. Messrs. Gallagher and Metzger agreed to resign from the board and accept other duties for the Company.

On April 21, 2014, the Company promoted Thomas Metzger PhD, President to Chief Executive Officer and Chief Financial Officer. In addition, Peggy Knight, Executive Vice-President of Marketing was promoted to Chief Marketing Officer.

On July 22, 2014, Thomas Metzger PhD, Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer resigned from the Company to pursue other interests. In addition, James Hodge, Chairman of the Board of Directors was appointed interim Chief Executive Officer and Chief Financial Officer.

Going Concern

These unaudited condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $5,050,662 since inception and needs to raise additional funds to carry out its business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These unaudited condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Misstatements on previously issued financial statements:

	As
	Previously	Correct
Quarter ended June 30, 2012	Reported	Amount	Adjustment
Beneficial Conversion Interest Expense	162,356	35,156	(127,200)
Discount on Notes Payable	-	19,171	19,171
Additional paid in capital	(162,356)	(54,327)	108,029

Quarter ended September 30, 2012
Beneficial Conversion Interest Expense	73,182	31,191	(41,991)
Discount on Notes Payable	-	1,809	1,809
Additional paid in capital	(73,182)	(33,000)	40,182

Quarter ended December 31, 2012
Beneficial Conversion Interest Expense	(201,242)	26,221	227,463
Discount on Notes Payable	-	(10,721)	(10,721)
Additional paid in capital	201,242	(15,500)	(216,742)

Year ended December 31, 2012
Beneficial Conversion Interest Expense	34,296	92,569	58,273
Discount on Notes Payable	-	10,258	10,258
Additional paid in capital	(34,296)	(102,827)	(68,531)

Quarter ended March 31, 2013
Beneficial Conversion Interest Expense	42,074	22,638	(19,436)
Discount on Notes Payable	-	2,575	2,575
Additional paid in capital	(42,074)	(25,213)	16,861

Quarter ended June 30, 2013
Stock Based Compensation	-	231,600	231,600
Beneficial Conversion Interest Expense	57,754	19,615	(38,139)
Intellectual property	231,600	-	(231,600)
Discount on Notes Payable	-	27,578	27,578
Additional paid in capital	(57,754)	(47,193)	10,561

Quarter ended September 30, 2013
Beneficial Conversion Interest Expense	(108,666)	31,903	140,569
Discount on Notes Payable	-	(21,903)	(21,903)
Additional paid in capital	108,666	(10,000)	(118,666)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effect of correcting the misstatements during the three months ended December 31, 2013:

	As
	Previously	Corrected
	Reported	Amount	Adjustment
Quarter ended December 31, 2013
Stock Based Compensation	-	231,600	231,600
Beneficial Conversion Interest Expense	-	141,267	141,267
Intellectual property	-	(231,600)	(231,600)
Discount on Notes Payable	-	18,508	18,508
Additional paid in capital	-	(159,775)	(159,775)

Year ended December 31, 2013
Stock Based Compensation	-	231,600	231,600
Beneficial Conversion Interest Expense	(8,838)	141,267	150,105
Intellectual property	231,600	-	(231,600)
Discount on Notes Payable	-	18,508	18,508
Additional paid in capital	8,838	(159,775)	(168,613)

Effect on previously filed financial statements:

	As
	Previously
Quarter ended June 30, 2012	Reported	Adjustment	As Revised
Interest (expense) income	(163,323)	127,200	(36,123)
Net loss	(184,597)	127,200	(57,397)
Short - term loan - convertible	47,150	(19,171)	27,979
Total liabilities	179,490	(19,171)	160,319
Additional paid in capital	3,292,105	(108,029)	3,184,076
Accumulated deficit during development stage	(361,883)	127,200	(234,683)
Total stockholders' equity	54,330	19,171	73,501

Quarter ended September 30, 2012
Interest (expense) income	(73,975)	41,991	(31,985)
Net loss	(282,940)	41,991	(240,950)
Short - term loan - convertible	79,717	(20,979)	58,738
Total liabilities	457,889	(20,979)	436,910
Additional paid in capital	3,496,212	(148,211)	3,348,001
Accumulated deficit during development stage	(657,323)	169,190	(488,133)
Total stockholders' equity	(224,012)	20,979	(203,033)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	As
	Previously
	Reported	Adjustment	As Revised
Year ended December 31, 2012
Interest (expense) income	(37,655)	(58,273)	(95,928)
Net loss	(399,078)	(58,273)	(457,351)
Short - term loan - convertible	60,680	(10,258)	50,422
Total liabilities	185,476	(10,258)	175,218
Additional paid in capital	3,588,967	68,531	3,657,498
Accumulated deficit during development stage	(568,650)	(58,273)	(626,923)
Total stockholders' equity	22,200	10,258	32,458

Quarter ended March 31, 2013
Interest (expense) income	(43,189)	19,436	(23,753)
Net loss	(235,696)	19,436	(216,260)
Short - term loan - convertible	63,168	(12,833)	50,335
Total liabilities	358,442	(12,833)	345,609
Additional paid in capital	3,773,560	51,670	3,825,230
Accumulated deficit during development stage	(804,346)	(38,837)	(843,183)
Total stockholders' deficiency	(108,354)	12,833	(95,521)

Quarter ended June 30, 2013
Operating Expense	285,566	231,600	517,166
Net loss before other expense	(285,566)	(231,600)	(517,166)
Interest (expense) income	(59,068)	38,139	(20,929)
Net loss	(344,634)	(193,461)	(538,095)
Intellectual property	431,600	(231,600)	200,000
Total Assets	492,016	(231,600)	260,416
Short - term loan - convertible	108,494	(40,411)	68,083
Total liabilities	234,699	(40,411)	194,288
Additional paid in capital	4,381,309	41,109	4,422,418
Accumulated deficit during development stage	(1,148,980)	(232,298)	(1,381,278)
Total stockholders' equity	257,317	(191,189)	66,128
Total liabilities and stockholders' equity	492,016	(231,600)	260,416

Quarter ended September 30, 2013
Interest (expense) income	107,492	(140,569)	(33,077)
Total other (expense) Income	86,492	(140,569)	(54,077)
Net loss	(146,567)	(140,569)	(287,136)
Intellectual property	431,600	(231,600)	200,000
Total Assets	464,732	(231,600)	233,132
Short - term loan - convertible	91,716	(18,508)	73,208
Total liabilities	242,449	(18,508)	223,941
Additional paid in capital	4,384,693	159,775	4,544,468
Accumulated deficit during development stage	(1,295,547)	(372,867)	(1,668,414)
Total stockholders' equity	222,283	(213,092)	9,191
Total liabilities and stockholders' equity	464,732	(231,600)	233,132

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2014 and December 31, 2013.

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
JUNE 30, 2014 AND 2013 (UNAUDITED)

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
JUNE 30, 2014 AND 2013 (UNAUDITED)

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

Revenue Recognition

The Company currently has minimal revenue. The Company uses the following criteria for revenue recognition:

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

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company has not issued any options or warrants to date. At June 30, 2014, the total shares issuable upon conversion of convertible notes payable would be approximately 17,632,000 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of June 30, 2014, the Company had inventory of $15,130 comprise solely of the Type2Defense product. On April 1, 2014, the Company wrote down the inventory value to the market value of $15 per box. A charge of $7,972 was recorded in the accompanying condensed statement of operations.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (UNAUDITED)

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

On June 10, 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915). The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. Early adoption is permitted. The Company is adopted this accounting standard at June 30, 2014.

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
JUNE 30, 2014 AND 2013 (UNAUDITED)

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
JUNE 30, 2014 AND 2013 (UNAUDITED)

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

During March 2014, the Company signed an agreement with a firm to provide strategic business development activities for the Company. The firm will be compensated with 360,000 unregistered shares of the Company’s common stock payable in increments of 30,000 shares per month for twelve (12) months starting on April 1, 2014. As of August 12, the Company issued 90,000 unregistered shares of the Company’s common stock which were valued at $0.014 per share or $1,239 and the consultant has earned an additional 60,000 shares at $0.0145 per share or $870.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

During April 2014, Thomas E. Metzger, PhD, President, Chief Operating Officer and director resigned from the Company’s board of directors. Mr. Metzger signed a twelve (12) month consulting agreement to continue as the Company’s President. Mr. Metzger will receive Two Hundred and Fifty Thousand (250,000) unregistered shares of the Company’s common stock in consideration for prior services rendered to the Company. In addition, the Company agreed to pay Mr. Metzger $18,000 for the twelve month consulting period. In lieu of cash, the Company will issue unregistered shares of the Company’s common stock at September 4, 2014 equal to $18,000 with a cap of 250,000 unregistered shares of the Company’s common stock which shall be determined based on the average closing price of the Company’s common stock, as publicly traded, during the last five (5) business days prior to September 8, 2014. On July 22, 2014, Mr. Metzger resigned from the Company and the board approved issuing Mr Metzger 250,000 shares due September 4, 2014 according to the April 2014 agreement in July 2014.

During April 2014, the Company’s former chief executive officer was re-issued 600,000 unregistered shares of the Company’s common stock which were canceled in January 2014 to satisfy a promissory note conversion request. These shares were valued at $0.035 per share or $21,000.

During April 2014, Thomas Metzger, the Company’s former chief executive officer/chief financial officer was issued 250,000 unregistered shares of the Company’s common stock for compensation. These shares were valued at $0.0151 per share or $3,775.

During April 2014, James Hodge, the Company’s chairman of the board of directors, was issued 250,000 unregistered shares of the Company’s common stock for joining the Company’s board. These shares were valued at $0.0151 per share or $3,775. In addition, the Company agreed to pay Mr. Hodge $4,500 per quarter for the twelve month consulting period and aggregate of $18,000. In lieu of cash, the Company will issue unregistered shares of the Company’s common stock starting June 30, 2014 which shall be determined based on the average closing price of the Company’s common stock, as publicly traded, during the last five (5) business days prior to the last day of each calendar quarter.

During April 2014, Peggy Knight the Company’s chief marketing officer was issued 750,000 unregistered shares of the Company’s common stock for marketing compensation. These shares were valued at $0.0151 per share or $11,325.

On June 27, 2014, the Company signed a one year consulting agreement with an individual to provide product marketing, endorsement and spokesperson services for the Company. The agreement began on May 10, 2014 and expires on May 10, 2015. The consultant will be compensated with 250,000 shares of the Company’s common stock. These shares were issued in July 2014. In addition, the consultant may purchase 50,000 shares of the Company’s common stock at an exercise price of $.0005 per share each quarter ending May 10, 2015 (an aggregate of 150,000 shares).

On June 30, 2014, James Hodge, the Company’s chairman of the board of directors, earned 346,154 shares of the Company’s restricted common stock for service to the Company. These shares were valued at $0.013 per share or $4,500. These shares were earned in accordance to Mr. Hodge’s April 2014 twelve month consulting agreement. The shares were issued in July 2014.

As of June 30, 2014, the Company has 24,078,003 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

NOTE 4 - SHORT-TERM LOANS

On August 18, 2011, a former related party advanced $1,500 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,710 and $1,672 at June 30, 2014 and December 31, 2013, respectively. This noted is included as short-term loans on the accompanying condensed balance sheet.

On January 25, 2013, the Company issued a $12,000 promissory note to an individual. The loan bears interest at 5% and is payable on demand. On September 24, 2013, the note was sold to a third party and the accrued interest was forgiven. According to the release and settlement between the Company and the third party, the note may be converted into unregistered shares of the Company’s common stock for $.01 per share. The third party converted $6,000 of the note into 600,000 unregistered shares of the Company’s common stock for $.01 per share. In addition, the Company recorded a loss on conversion of debt for $21,000 in the accompanying statements of operations for the difference between the fair market value to the Company’s common stock and the conversion price. The fair market value on the date of conversion was $0.045 per share. The unpaid balance was $6,000 at June 30, 2014 and December 31, 2013. This note is included as short - term loans on the accompanying condensed balance sheet.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

On April 20, 2012, the Company issued a $2,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.009 per share. After the due date, the interest rate on the convertible note increased to 15%. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,083, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $3,204 and $3,016 at June 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

On January 28, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to December 31, 2013 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.10 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,508, and was recorded as debt discount. The debt discount was amortized through the term of the note. During August 2013, $12,500 was converted into 125,000 unregistered shares of the Company’s common stock at $0.10 per share to satisfy the principal balance of the promissory note. The unpaid balance of accrued interest was $328 at June 30, 2014 and December 31, 2013.

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

On June 11, 2013, the Company issued a $6,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $6,839 and $6,676 at June 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On June 11, 2013, the Company issued a $6,222 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,393, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $6,547 and $6,391 at June 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On June 11, 2013, the Company issued a $6,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $6,839 and $6,676 at June 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (UNAUDITED)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 18, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. During March 2014, $4,000 was converted into 800,000 unregistered shares of the Company’s common stock at $0.005 per share. The unpaid balance including accrued interest was $9,627 and $12,839 at June 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On August 2, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of February 2, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $10,875 and $10,208 at June 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On December 10, 2013, the Company issued a $3,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of June 10, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.015 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $3,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $3,084 and $3,009 at June 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On December 10, 2013, the Company issued a $5,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of June 10, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.015 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $5,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $5,139 and $5,014 at June 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On April 8, 2014, the Company issued a $21,000 convertible note to an individual. The loan bears interest at 8% and has a maturity date of October 8, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $21,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $21,420 at June 30, 2014.

On May 8, 2014, the Company issued a $21,000 convertible note to an individual. The loan bears interest at 8% and has a maturity date of November 8, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $14,538, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $21,280 at June 30, 2014.

On May 28, 2014, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 28, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $7,538, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $10,042 at June 30, 2014.

NOTE 5 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 23, 2014, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 23, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The individual contributed $5,000 in June 2014 and $5,000 in July 2014. The unpaid balance was $5,000 at June 30, 2014.

As of June 30, 2014, the total short-term loans - convertible amounted to $110,224 which includes $5,002 of accrued interest. The conversion price of the notes were fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note were not considered derivative liabilities. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $19,935 and $57,754 for the three months ended June 30, 2014 and June 30, 2013, respectively $25,602 and $121,266 for the six months ended June 30, 2014 and June 30, 2013, respectively in the accompanying condensed statement of operations. In addition, the Company recorded an out-of-period adjustment at December 31, 2013 for the improperly valued beneficial conversion option of the Company’s convertible notes payable (see Note 2 in the Notes to the Financial Statements).

NOTE 6 - MAJOR CUSTOMERS

The Company generated minimal sales during the three and six months ended June 30, 2014 and no sales during the three and six months ended June 30, 2013.

NOTE 7 - INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The acquisition from Type2Defense, a Texas based sole proprietorship was for the issuance of 2,000,000 shares of the Company’s common stock. The shares are valued at $200,000 or $0.10 per share based on the closing price of the Company’s common stock on September 26, 2011. The agreement also includes the issuance of 1,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 1,000,000 shares of Company’s common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 60,000 shares of the Company’s common stock related to the reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors. The shares were valued at $0.13 per share or $6,600. The issuance of 10,000,000 shares of the Company’s common stock upon reaching 1,500 customers was reduced by the advance to 940,000 shares. During June 2013, the Company achieved the operational milestones as specified in the September 26, 2011 Type 2 Defense acquisition agreement. On June 18, 2013, the Company issued 1,000,000 shares to the Company’s former CEO for the Type2Defense product meeting the operational milestones. The shares were valued at $0.15 per share or $150,000 and included as stock based compensation in the accompanying statement of operation. In addition, on June 18, 2013, an advance of 500,000 shares of the Company’s common stock related to reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors and issued to the Company’s former CEO. The shares were valued at $0.15 per share or $75,000 and included as stock based compensation in the accompanying statement of operation. As of June 20, 2014 the agreement provisions for reaching 1,500 customers for 440,000 shares of the Company’s common stock has not been achieved.

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

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (UNAUDITED)

NOTE 8 - FAIR VALUE MEASUREMENTS

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

NOTE 9 - SUBSEQUENT EVENTS

On July 7, 2014, the Company signed a consulting agreement with an individual to provide website services for the Company. The agreement began on July 1, 2014 and expires on August 1, 2015. The consultant will be compensated with 3,000,000 shares of the Company’s common stock. The shares were issued in July 2014 and valued at $69,000 or $0.023 per share.

On July 11, 2014, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of January 11, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

During July 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $4,103 including accrued interest was converted into 820,606 unregistered shares of the Company’s common stock at $0.005 per share.

On July 22, 2014, Thomas Metzger PhD, Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer resigned from the Company to pursue other interests. In addition, James Hodge, Chairman of the Board of Directors was appointed interim Chief Executive Officer and Chief Financial Officer. Per board consent signed July 22, 2014, the 250,000 unregistered shares of the Company’s common stock due to Mr. Metzger on September 4, 2014 in accordance with his consulting agreement signed in April 2014 were issued in July 2014.

On August 4, 2014, the Company issued an $8,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of February 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On August 4, 2014, the Company issued an $8,000 convertible note to a second individual. The loan bears interest at 5% and has a maturity date of February 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

BIO-SOLUTIONS CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014 AND 2013 (UNAUDITED)

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2013 together with notes thereto as previously filed with our Annual Report on Form 10-K on June 25, 2013. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2014 and December 31, 2013.

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

Revenue Recognition

The Company currently has minimal revenue. The Company uses the following criteria for revenue recognition:

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

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of June 30, 2014, the Company had inventory of $15,130 comprise solely of the Type2Defense product. On April 1, 2014, the Company wrote down the inventory value to the market value of $15 per box. A charge of $7,972 was recorded in the accompanying condensed statement of operations.

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

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics.

During October 2011, the Company decided to abandon the former operations to focus solely on the Type2Defense product. All inventories from the former products were written off as of October 1, 2011.

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

During June 2013, we completed our initial production run of approximately 1,800 cases of our Type2Defense Product and launched our website. With the launch of our website, we began generating nominal sales during July 2013. Fulfillment will be handled by a third party fulfillment house. We will likely require additional working capital to fully implement our business plan for 2014. We have no commitment for additional funding.

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

On April 8, 2014, the Company appointed James Hodge as Chairman of the Company’s board of directors.

On April 8, 2014, in a special meeting of the board of directors, the board voted in favor of amending the Company’s Bylaws to decrease the number of members of the board of directors from three to one. Messrs. Gallagher and Metzger agreed to resign from the board and accept other duties for the Company.

On April 21, 2014, the Company promoted Thomas Metzger PhD, President to Chief Executive Officer and Chief Financial Officer. In addition, Peggy Knight, Executive Vice-President of Marketing was promoted to Chief Marketing Officer.

On July 22, 2014, Thomas Metzger PhD, Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer resigned from the Company to pursue other interests. In addition, James Hodge, Chairman of the Board of Directors was appointed interim Chief Executive Officer and Chief Financial Officer.

Results of Operations

For the three months ended June 30, 2014 as compared to the three months ended June 30, 2013

Revenues

We generated revenues of $442 for the three months ended June 30, 2014 compare to no revenues for the three months ended June 30, 2013. We hope to generate substantial revenues, continue operations and implement our business plan by September 30, 2014. The Company’s focus for 2014 will be the launch of the Type 2 Defense dietary supplement.

Gross Loss

We reported a gross loss of $8,842 for the three months ended June 30, 2014 compare to no gross loss for the three months ended June 30, 2013. The gross loss includes a $7,972 inventory write down to market value of $15 per box. Until the Company generates significant revenues, our revenue will not exceed the product and warehousing costs.

Operating Expenses

For the three months ended June 30, 2014, we had total operating expenses of $71,346, as compared to total operating expenses of $285,566 for the three months ended June 30, 2013. The decrease of $214,220 or 75%, in operating expenses between the two periods is primarily due to an approximate $244,000 decrease in professional fees paid for by the issuance of common stock offset by an $26,000 increase for other professional fees and $4,000 for the development of two new flavors for theType2Defense product. We expect we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss

For the three months ended June 30, 2014, after interest expense of $22,348, we had a net loss of $102,536 or $0.00 per share. In comparison, for the three months ended June 30, 2013, after interest expense of $59,068, we had a net loss of $344,634 or $0.03 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013

Revenues

We generated revenues of $489 for the six months ended June 30, 2014 compare to no revenues for the six months ended June 30, 2013. We hope to generate substantial revenues, continue operations and implement our business plan by September 30, 2014. The Company’s focus for 2014 will be the launch of the Type 2 Defense dietary supplement.

Gross Loss

We reported a gross loss of $9,795 for the six months ended June 30, 2014 compare to no gross loss for the six months ended June 30, 2013.The gross loss includes a $7,972 inventory write down to market value of $15 per box. Until the Company generates significant revenues, our revenue will not exceed the product and warehousing costs.

 Operating Expenses

For the six months ended June 30, 2014, we had total operating expenses of $110,325, as compared to total operating expenses of $478,073 for the six months ended June 30, 2013. The decrease of $367,748 or 77%, in operating expenses between the two periods is primarily due to an approximate $387,000 decrease in professional fees paid for by the issuance of common stock and $3.000 decrease in other general and administrative expenses offset by an $18,000 increase for other professional fees and $4,000 for the development of two new flavors for theType2Defense product. We expect we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss

For the six months ended June 30, 2014, after interest expense of $28,821, we had a net loss of $148,942 or $0.01 per share. In comparison, for the six months ended June 30, 2013, after interest expense of $102,257, we had a net loss of $580,330 or $0.05 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

As of June 30, 2014 our current assets totaled $15,602 consisting $472 of cash $15,130 of inventory.

Our current liabilities were $238,112 as of June 30, 2014, which was represented by accounts payable and accrued expenses of $156,652, short term loans of $7,710 and convertible notes payable of $73,750.

We had no other liabilities and no long term commitments or contingencies as of June 30, 2014.

We had a working capital deficit of $222,510 at June 30, 2014. Unless we secure additional funding, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.

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

On July 11, 2014, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of January 11, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

 On August 4, 2014, the Company issued an $8,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of February 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On August 4, 2014, the Company issued an $8,000 convertible note to a second individual. The loan bears interest at 5% and has a maturity date of February 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

Our Plan of Operation for the Next Six Months.

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

Our business strategy for the next twelve months will be to implement retail on-line sales of our Type2Defense product and increase our marketing efforts.

At June 30, 2014 we had nominal cash which will not be sufficient to satisfy our working capital requirements for the next twelve months. We cannot forecast with any degree of certainty anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues we may cease operations in which case you will lose your investment.

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

During 2014, we expect to expand our business with Type2Defense product. The legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2014. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2014 and through the current date we issued a total of 4,455,226 shares during the six months ended June 30, 2014 and a further 4,726,760 shares to the current date of our common stock.

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

f)
During March 2014, the Company signed an agreement with a firm to provide strategic business development activities for the Company.  The firm will be compensated with 360,000 unregistered shares of the Company’s common stock payable in increments of 30,000 shares per month for twelve (12) months starting on April 1, 2014. As of August 12, 2014 the Company issued 120,000 unregistered shares of the Company’s common stock which were valued at $0.0176 per share or $2,109.

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

k)
During June 2014, the Company signed a one year consulting agreement with an individual to provide product marketing and performs duties as the Company’s spokesperson. The consultant earned 250,000 restricted shares of the Company’s common stock. The shares were valued at $0.013 per share or $3,250. These shares were issued in July 2014.

l)
During July 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $4,103 including accrued interest was converted into 820,606 unregistered shares of the Company’s common stock at $0.005 per share.

m)
During July 2014, James Hodge, the Company’s chairman of the board of directors, was issued 346,154 shares of the Company’s restricted common stock for service to the Company.  These shares were valued at $0.013 per share or $4,500.

n)
During July 2014, the Company signed a consulting agreement with an individual to provide website services for the Company.  The consultant was compensated with 3,000,000 shares of the Company’s common stock.  The shares were valued at $69,000 or $0.023 per share.

o)
During July 2014, Thomas Metzger PhD, Chief Executive Officer, Chief Financial Officer, President and Chief Operating Officer resigned from the Company to pursue other interests.  Per board consent signed July 22, 2014, the 250,000 unregistered shares of the Company’s common stock due to Mr. Metzger on September 4, 2014 in accordance with his consulting agreement signed in April 2014 were issued to Mr. Metzger.  The shares were valued at $4,925 or $0.0197 per share.

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

Use of Proceeds of Registered Securities.

There were no proceeds from the sales the Company’s unregistered common stock during the six months ended June 30, 2014.

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

BIO-SOLUTIONS CORP.
a Nevada corporation

Date: August 12, 2014	By:	/s/ James Hodge
James Hodge
	Its:	Interim Chief Executive Officer and Chief Financial Officer and Chairman of the Board of Directors