Form 10-Q
period 2014-09-30
Bio-Solutions Corp.
filed 2014-10-22
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

(888) 987-6315

(Registrant’s telephone number, including area code)

 ______________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

Class	Outstanding at October 21, 2014
Common stock, $0.001 par value	60,132,271

 * Takes into consideration the reverse stock split of one for ten (1:10) effected February 26, 2014.

PART I

BIO-SOLUTIONS, INC.

FORM 10-Q

2

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

The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on June 25, 2014.

BIO-SOLUTIONS CORP.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

IN US$

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$879	$711
Inventory	12,857	24,879
Prepaid expenses	467	-
Total current assets	14,203	25,590

TOTAL ASSETS	$14,203	$25,590

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$146,561	$144,633
Short - term loans	7,728	6,000
Short - term loans - related parties	-	1,672
Short - term loans - convertible	109,348	71,043
Total current liabilities	263,637	223,348

TOTAL LIABILITIES	263,637	223,348

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized,
29,922,271 and 18,872,777 shares issued and outstanding as of
September 30, 2014 and December 31, 2013, respectively (1)	29,922	18,873
Additional paid in capital	4,991,442	4,743,340
Stock to be issued	24,872	34,400
Deferred compensation	(65,352)	(17,372)
Accumulated deficit	(5,155,040)	(4,901,721)
Accumulated other comprehensive loss	(75,278)	(75,278)
Total stockholders' deficit	(249,434)	(197,758)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,203	$25,590

(1) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014.

  The accompanying notes are an integral part of these unaudited condensed financial statements.

BIO-SOLUTIONS CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

IN US$

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013

REVENUE	$2,250	$224	$2,739	$224

COST OF REVENUES	2,117	13,075	12,401	13,075

GROSS PROFIT (LOSS)	133	(12,851)	(9,662)	(12,851)

OPERATING EXPENSES
Professional fees/stock based compensation	63,219	214,609	160,235	680,092
General and administrative	984	5,599	14,294	18,189
Total Operating Expenses	64,203	220,208	174,529	698,281

LOSS FROM OPERATIONS	(64,070)	(233,059)	(184,191)	(711,132)

OTHER INCOME (EXPENSE)
Interest income (expense)	(40,307)	107,492	(69,128)	5,235
Loss on conversion of debt	-	(21,000)	-	(21,000)
Total other expense	(40,307)	86,492	(69,128)	(15,765)

LOSS BEFORE IMCOME TAXES	(104,377)	(146,567)	(253,319)	(726,897)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	-	-	-	-

NET LOSS	$(104,377)	$(146,567)	$(253,319)	$(726,897)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED (2)	28,468,466	16,794,645	24,034,281	13,668,763

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.05)

(2) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIO-SOLUTIONS CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

IN US$

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013
OPERATING ACTIVITIES:
Net loss	$(253,319)	$(726,897)

Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write down	7,972	-
Common stock issued for services	66,376	613,619
Beneficial Conversion Feature of Notes Payable	63,641	(8,838)
Loss on conversion of debt	-	21,000
Change in assets and liabilities
(Increase) decrease in inventory	4,050	(27,903)
(Increase) in prepaids	(467)	(4,959)
Increase in accounts payable and accrued expenses	11,915	9,549
Total adjustments	153,487	602,468
Net cash used in operating activities	(99,832)	(124,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	100,000	123,622
Net cash provided by financing activities	100,000	123,622

NET INCREASE (DECREASE) IN CASH	168	(807)
CASH - BEGINNING OF PERIOD	711	1,076
CASH - END OF PERIOD	$879	$269
NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of notes payable and accrued interest to common stock	$39,691	$110,824
Cancellation for 600,000 shares if common stock to settle liabilities	$21,000	$-
Conversion of liability to common stock	$-	$6,375
Acquisition of intellectual property of Type2 Defense for common shares	$-	$225,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIO-SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

The first production run of the Company’s Type2Defense product was completed during June 2013. On July 8, 2013 the Company announced our product was available for on-line sales on Amazon.com. On July 9, 2013, the Company announced our product was available for on-line sales from our www.Type2Defense.com website. The first sale was completed in July 2013. Since the Company generated nominal revenues from our Type2Defense product in the fiscal year ended December 31, 2013, the Company elected to declare the $200,000 intellectual property for Type2Defense, recorded as other intangible assets, as impaired at December 31, 2013.

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

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product from BTB Management LLC. BTB Management LLC was compensated with 15,000,000 unregistered shares of the Company’s common stock. BTB is a Company owned by Murray Fleming, the Company’s CEO. Although we intend to market our new Glucose Health product on Amazon.com, our principal marketing focus will be channel sales through national and regional pharmacy retailers. In this regard, we retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations necessary, in part, to achieve such channel sales, to assist us. In June of 2013, we manufactured 1764 cases of our first product Type2Defense. As of the current period, our remaining inventory of Type2 Defense product on-hand is -0- and remaining inventory placed with our channel sales partner is 858 cases. We do not intend to manufacture additional Type2Defense product.

On October 1, 2014, Murray Fleming was appointed as the Company’s Chief Executive Officer for the 12 month period ending October 1, 2015. Mr. Fleming was compensated with 15,000,000 unregistered shares of the Company’s common stock. On October 1, 2014, Mr. Fleming beneficially owned 30,000,000 shares or 50.1% of the outstanding shares of the Company’s common stock which resulted in a change in control of the Company.

Going Concern

These unaudited condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $5,155,040 since inception and needs to raise additional funds to carry out its business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These unaudited condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates it will require $90,000 in total capital for its operations for Fiscal 2014. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms deemed acceptable by the Company. Therefore, if adequate funds cannot be raised from outside of the Company, the Company’s officers and director may need to contribute funds to sustain operations.

BIO-SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Prior period correction in the three months ended December 31, 2013

Beginning in the three months ended June 30, 2012 and through the three months ended September 30, 2013, the Company improperly valued the potential beneficial conversion option of the Company’s convertible notes payable. Based on ASC 470-20-30-16 through 30-18, the beneficial conversion option should have been valued based on the fair market value on the date of issuance and recorded as a debt discount. The debt discount should have been amortized over the term of the convertible note (longest term was 6 months). The accumulated impact of the correction was a charge to interest expense of $141,267 and a charge to debt discount on notes payable of $18,508 offset by a credit to additional paid in capital of $159,775. In-addition, during the quarter ended June 30, 2013, the Company improperly recorded stock-based compensation issued to the Company’s former chief executive officer upon achievement of operational milestones for the Type2Defense product (see Note 6) as intellectual property. Based on ASC 718-10 and ASC 505-50 this amount should have been classified as stock based compensation on the date earned. The accumulated impact of the correction on the financial statements was a charge to stock based compensation of $231,600 and a credit to intellectual property of $231,600.

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

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2014 and December 31, 2013.

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

BIO-SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

BIO-SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The Company has not issued any options or warrants to date. At September 30, 2014, the total shares issuable upon conversion of convertible notes payable would be approximately 23,219,000 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of September 30, 2014, the Company had inventory of $12,857 comprise solely of the Type2Defense product. On April 1, 2014, the Company wrote down the inventory value to $15 per box. A charge of $7,972 was recorded in the accompanying condensed statement of operations. With the acquisition of the "Glucose Health Natural Blood Sugar Maintenance” product from BTB Management LLC, the Company will discontinue manufacturing the Type2Defense product.

BIO-SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

BIO-SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

BIO-SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

During March 2014, a promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $13,151 including interest was converted into 658,594 unregistered shares of the Company’s common stock at $0.020 per share.

During March 2014, the Company signed an agreement with a firm to provide strategic business development activities for the Company. The firm will be compensated with 360,000 unregistered shares of the Company’s common stock payable in increments of 30,000 shares per month for twelve (12) months starting on April 1, 2014. As of September 30, 2014, the Company issued 150,000 unregistered shares of the Company’s common stock which were valued at $0.014 per share or $2,109 and the consultant has earned an additional 30,000 shares at $0.0124 per share or $372.

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

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

During August 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $3,059 including accrued interest was converted into 611,754 unregistered shares of the Company’s common stock at $0.005 per share.

During September 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $2,529 including accrued interest was converted into 505,754 unregistered shares of the Company’s common stock at $0.005 per share.

On September 30, 2014, James Hodge, the Company’s chairman of the board of directors, earned 750,000 shares of the Company’s restricted common stock for service to the Company. These shares were valued at $0.006 per share or $4,500. These shares were earned in accordance to Mr. Hodge’s April 2014 twelve month consulting agreement. The shares have not been issued as of October 21, 2014.

As of September 30, 2014, the Company had 29,922,271 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

NOTE 4 - NOTES PAYABLE

	September 30, 2014	December 31, 2013
	(unaudited)
Short – Term Loans (Including accrued interest of $228 and $0 as of September 30, 2014 and December 31, 2013, respectively) (A)	$7,728	$6,000
Short – Term Loans – Related Party (Including accrued interest of $0 and $172 as of September 30, 2014 and December 31, 2013, respectively)	$-	$1,672
Short – Term Loans – Convertible (Including accrued interest of $6,061 and $2,821 as of September 30, 2014 and December 31, 2013, respectively and net of debt discount of $9,000 and $36,435 at September 30, 2014 and at December 31, 2013, respectively) (B)	109,348	71,043
Totals	$117,076	$78,715

(A) Short – Term Loans

On August 18, 2011, a former related party advanced $1,500 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,728 and $1,672 at September 30, 2014 and December 31, 2013, respectively. This noted is included as short-term loans on the accompanying condensed balance sheet.

On January 25, 2013, the Company issued a $12,000 promissory note to an individual. The loan bears interest at 5% and is payable on demand. On September 24, 2013, the note was sold to a third party and the accrued interest was forgiven. According to the release and settlement between the Company and the third party, the note may be converted into unregistered shares of the Company’s common stock for $.01 per share. The third party converted $6,000 of the note into 600,000 unregistered shares of the Company’s common stock for $.01 per share. In addition, the Company recorded a loss on conversion of debt for $21,000 in the accompanying statements of operations for the difference between the fair market value to the Company’s common stock and the conversion price. The fair market value on the date of conversion was $0.045 per share. The unpaid balance was $6,000 at September 30, 2014 and December 31, 2013. This note is included as short - term loans on the accompanying condensed balance sheet.

(B) Short – Term Loans – Convertible

On April 20, 2012, the Company issued a $2,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.009 per share. After the due date, the interest rate on the convertible note increased to 15%. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,083, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $3,297 and $3,016 at September 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

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

NOTE 4 - NOTES PAYABLE (CONTINUED)

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

On January 28, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to December 31, 2013 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.10 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,508, and was recorded as debt discount. The debt discount was amortized through the term of the note. During August 2013, $12,500 was converted into 125,000 unregistered shares of the Company’s common stock at $0.10 per share to satisfy the principal balance of the promissory note. The unpaid balance of accrued interest was $328 at September 30, 2014 and December 31, 2013.

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

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

NOTE 4 - NOTES PAYABLE (CONTINUED)

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

BIO-SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

NOTE 4 - NOTES PAYABLE (CONTINUED)

On May 27, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 27, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. On January 6, 2014, the Company agreed to modify the terms of this $12,500 convertible promissory notes dated May 27, 2013. The conversion rate was reduced from $0.05 per share to $0.015 per share. During January 2014, $12,849 including interest was converted into 856,632 unregistered shares of the Company’s common stock at $0.015 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $12,865 at December 31, 2013.

On June 11, 2013, the Company issued a $6,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $6,920 and $6,676 at September 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On June 11, 2013, the Company issued a $6,222 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,393, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $6,624 and $6,391 at September 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On June 11, 2013, the Company issued a $6,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $6,920 and $6,676 at September 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On June 18, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. During March 2014, $4,000 was converted into 800,000 unregistered shares of the Company’s common stock at $0.005 per share. During July 2014, $4,103 including accrued interest was converted into 820,606 unregistered shares of the Company’s common stock at $0.005 per share. During August 2014, $3,059 including accrued interest was converted into 611,754 unregistered shares of the Company’s common stock at $0.005 per share. During September 2014, $2,529 including accrued interest was converted into 505,754 unregistered shares of the Company’s common stock at $0.005 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $12,839 at December 31, 2013.

BIO-SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

NOTE 4 - NOTES PAYABLE (CONTINUED)

On June 18, 2013, the Company issued a $12,500 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 18, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. During March 2014, $4,000 was converted into 800,000 unregistered shares of the Company’s common stock at $0.005 per share. During July 2014, $4,103 including accrued interest was converted into 820,606 unregistered shares of the Company’s common stock at $0.005 per share. During August 2014, $3,059 including accrued interest was converted into 611,754 unregistered shares of the Company’s common stock at $0.005 per share. During September 2014, $2,529 including accrued interest was converted into 505,754 unregistered shares of the Company’s common stock at $0.005 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $12,839 at December 31, 2013.

On August 2, 2013, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of February 2, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $11,250 and $10,208 at September 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On December 10, 2013, the Company issued a $3,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of June 10, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.015 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $3,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $3,122 and $3,009 at September 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On December 10, 2013, the Company issued a $5,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of June 10, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.015 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $5,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $5,202 and $5,014 at September 30, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note and currently in default.

On April 8, 2014, the Company issued a $21,000 convertible note to an individual. The loan bears interest at 8% and has a maturity date of October 8, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $21,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $21,840 at September 30, 2014. The Company is not compliant with the repayment terms of the note and currently in default.

NOTE 4 - NOTES PAYABLE (CONTINUED)

On May 8, 2014, the Company issued a $21,000 convertible note to an individual. The loan bears interest at 8% and has a maturity date of November 8, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $14,538, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $21,700 at September 30, 2014.

On May 28, 2014, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of November 28, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $7,538, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $10,167 at September 30, 2014.

On June 23, 2014, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of December 23, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The individual contributed $5,000 in June 2014 and $5,000 in July 2014. The unpaid balance was $10,125 at September 30, 2014.

On July 11, 2014, the Company issued a $10,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of January 11, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $10,104 at September 30, 2014.

On August 4, 2014, the Company issued an $8,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of February 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $8,067 at September 30, 2014.

On August 4, 2014, the Company issued an $8,000 convertible note to the Company’s CEO. The loan bears interest at 5% and has a maturity date of February 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $8,067 at September 30, 2014.

On September 3, 2014, the Company issued a $6,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of March 3, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $6,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $6,025 at September 30, 2014.

NOTE 4 - NOTES PAYABLE (CONTINUED)

On September 3, 2014, the Company issued a $6,000 convertible note to the Company’s CEO. The loan bears interest at 5% and has a maturity date of March 3, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $6,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $6,025 at September 30, 2014.

As of September 30, 2014, the total short-term loans - convertible amounted to $145,783 which includes $6,061 of accrued interest. The conversion price of the notes were fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note were not considered derivative liabilities. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $38,039 and interest income of $108,666 for the three months ended September 30, 2014 and September 30, 2013, respectively, and the Company recorded interest expense on the debt discount of $63,641 and interest income of $8,838 for the nine months ended September 30, 2014 and September 30, 2013, respectively, in the accompanying condensed statement of operations. In addition, the Company recorded an out-of-period adjustment at December 31, 2013 for the improperly valued beneficial conversion option of the Company’s convertible notes payable (see Note 2 in the Notes to the Financial Statements).

NOTE 5 - MAJOR CUSTOMERS

The Company generated minimal sales during the three and nine months ended September 30, 2014 and during the three and nine months ended September 30, 2013.

NOTE 6 - INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2Defense, a natural dietary supplement formulated to support healthy glucose levels for type 2 diabetics and pre-diabetics. The acquisition from Type2Defense, a Texas based sole proprietorship was for the issuance of 2,000,000 shares of the Company’s common stock. The shares are valued at $200,000 or $0.10 per share based on the closing price of the Company’s common stock on September 26, 2011. The agreement also includes the issuance of 1,000,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 1,000,000 shares of Company’s common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 60,000 shares of the Company’s common stock related to the reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors. The shares were valued at $0.13 per share or $6,600. The issuance of 10,000,000 shares of the Company’s common stock upon reaching 1,500 customers was reduced by the advance to 940,000 shares. During June 2013, the Company achieved the operational milestones as specified in the September 26, 2011 Type2Defense acquisition agreement. On June 18, 2013, the Company issued 1,000,000 shares to the Company’s former CEO for the Type2Defense product meeting the operational milestones. The shares were valued at $0.15 per share or $150,000 and included as stock based compensation in the accompanying statement of operation. In addition, on June 18, 2013, an advance of 500,000 shares of the Company’s common stock related to reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors and issued to the Company’s former CEO. The shares were valued at $0.15 per share or $75,000 and included as stock based compensation in the accompanying statement of operation. As of September 30, 2014 the agreement provisions for reaching 1,500 customers for 440,000 shares of the Company’s common stock has not been achieved.

All assets other than the intellectual property had a fair value of $0, with intellectual property valued at $200,000. Since the Company generated nominal revenues from our Type2Defense product in the fiscal year ended December 31, 2013, the Company elected to declare the $200,000 intellectual property for Type2Defense, recorded as other intangible assets, as impaired at December 31, 2013.

BIO-SOLUTIONS CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

NOTE 7 - FAIR VALUE MEASUREMENTS

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

NOTE 8 - SUBSEQUENT EVENTS

On October 1, 2014, the Company issued a $4,625 convertible note to an individual. The loan bears interest at 5% and has a maturity date of April 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On October 1, 2014, the Company issued a $4,625 convertible note to the Company’s CEO. The loan bears interest at 5% and has a maturity date of April 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product from BTB Management LLC. BTB Management LLC was compensated with 15,000,000 unregistered shares of the Company’s common stock valued at $0.0076 per share or $114,000. BTB is a Company owned by Murray Fleming, the Company’s CEO.

On October 1, 2014, Murray Fleming was appointed as the Company’s Chief Executive Officer for the 12 month period ending October 1, 2015. Mr. Fleming was compensated with 15,000,000 unregistered shares of the Company’s common stock valued at $0.0076 per share or $114,000. On October 1, 2014, Mr. Fleming beneficially owned 30,000,000 shares or 50.1% of the outstanding shares of the Company’s common stock which resulted in a change in control of the Company.

On October 8, 2014, the Company issued 210,000 unregistered shares of the Company’s common stock which were valued at $0.0077 per share or $1,623 to fully satisfy a March 2014 agreement with a firm providing strategic business development activities for the Company. According to the March agreement, the firm was to be compensated with 360,000 unregistered shares of the Company’s common stock payable in increments of 30,000 shares per month for twelve (12) months starting on April 1, 2014. As of October 21, 2014, the Company has issued an aggregate of 360,000 unregistered shares of the Company’s common stock to the firm satisfying the agreement, which was valued at $0.01 per share or $3,732.

On October 15, 2014, the Company issued a $3,600 convertible note to the Company’s CEO. The loan bears interest at 5% and has a maturity date of April 15, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.004 per share.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2013 together with notes thereto as previously filed with our Annual Report on Form 10-K on June 25, 2013. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2014.

Prior period correction in the three months ended December 31, 2013

Beginning in the three months ended June 30, 2012 and through the three months ended September 30, 2013, the Company improperly valued the potential beneficial conversion option of the Company’s convertible notes payable. Based on ASC 470-20-30-16 through 30-18, the beneficial conversion option should have been valued based on the fair market value on the date of issuance and recorded as a debt discount. The debt discount should have been amortized over the term of the convertible note (longest term was 6 months). The accumulated impact of the correction was a charge to interest expense of $141,267 and a charge to debt discount on notes payable of $18,508 offset by a credit to additional paid in capital of $159,775. In-addition, during the quarter ended June 30, 2013, the Company improperly recorded stock-based compensation issued to the Company’s former chief executive officer upon achievement of operational milestones for the Type2Defense product (see Note 6) as intellectual property. Based on ASC 718-10 and ASC 505-50 this amount should have been classified as stock based compensation on the date earned. The accumulated impact of the correction on the financial statements was a charge to stock based compensation of $231,600 and a credit to intellectual property of $231,600.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2014 and December 31, 2013.

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

Revenue Recognition

The Company currently has nominal revenue from operations. The Company uses the following criteria for revenue recognition:

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

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of September 30, 2014, the Company had inventory of $12,857 comprise solely of the Type2Defense product. On April 1, 2014, the Company wrote down the inventory value to $15 per box. A charge of $7,972 was recorded in the accompanying condensed statement of operations. With the acquisition of the "Glucose Health Natural Blood Sugar Maintenance” product from BTB Management LLC, the Company will discontinue manufacturing the Type2Defense product.

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

The first production run of the Company’s Type2Defense product was completed during June 2013. On July 8, 2013 the Company announced our product was available for on-line sales on Amazon.com. On July 9, 2013, the Company announced our product was available for on-line sales from our www.Type2Defense.com website. The first sale was completed in July 2013. Since the Company generated nominal revenues from our Type2Defense product in the fiscal year ended December 31, 2013, the Company elected to declare the $200,000 intellectual property for Type2Defense, recorded as other intangible assets, as impaired at December 31, 2013.

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

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product from BTB Management LLC. BTB Management LLC was compensated with 15,000,000 unregistered shares of the Company’s common stock. BTB is a Company owned by Murray Fleming, the Company’s CEO. Although we intend to market our new Glucose Health product on Amazon.com, our principal marketing focus will be channel sales through national and regional pharmacy retailers. In this regard, we retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations necessary, in part, to achieve such channel sales, to assist us. In June of 2013, we manufactured 1,764 cases of our first product Type2Defense. As of the current period, our remaining inventory of Type2 Defense product on-hand is -0- and remaining inventory placed with our channel sales partner is 858 cases. We do not intend to manufacture additional Type2Defense product

On October 1, 2014, Murray Fleming was appointed as the Company’s Chief Executive Officer for the 12 month period ending October 1, 2015. Mr. Fleming was compensated with 15,000,000 unregistered shares of the Company’s common stock. On October 1, 2014, Mr. Fleming beneficially owned 30,000,000 shares or 50.1% of the outstanding shares of the Company’s common stock which resulted in a change in control of the Company.

Results of Operations

For the three months ended September 30, 2014 as compared to the three months ended September 30, 2013

Revenues

We generated nominal revenues of $2,250 and $224 for the three months ended September 30, 2014 and 2013, respectively. We hope to generate substantial revenues, continue operations and implement our business plan by February 29, 2015. The Company’s focus for remainder of 2014 and 2015 will be the Glucose Health Natural Blood Sugar Maintenance dietary supplement.

Gross Profit (Loss)

We reported a gross profit of $133 for the three months ended September 30, 2014 compare to a gross loss of $12,851 for the three months ended September 30, 2013. Until the Company generates significant revenues, we will not have substantial profits.

Operating Expenses

For the three months ended September 30, 2014, we had total operating expenses of $64,203, as compared to total operating expenses of $220,208 for the three months ended September 30, 2013. The decrease of $156,005 or 71%, in operating expenses between the two periods is primarily due to an approximate $160,000 decrease in professional fees paid for by the issuance of common stock and an approximate $3,000 decrease in other general and administrative expenses offset by an approximate $7,000 increase for other professional fees. We expect we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss

For the three months ended September 30, 2014, after interest expense of $40,307, we had a net loss of $104,377 or $0.00 per share. In comparison, for the three months ended September 30, 2013, after interest income of $107,492 and a $21,000 loss on conversion of debt, we had a net loss of $146,567 or $0.01 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

Revenues

We generated nominal revenues of $2,739 and $224 for the nine months ended September 30, 2014 and 2013, respectively. We hope to generate substantial revenues, continue operations and implement our business plan by February 29, 2015. The Company’s focus for remainder of 2014 and 2015 will be the Glucose Health Natural Blood Sugar Maintenance dietary supplement.

Gross Loss

We reported a gross loss of $9,662 and $12,851 for the nine months ended September 30, 2014 and 2013, respectively. The 2014 gross loss includes a $7,972 inventory write down to $15 per box. Until the Company generates significant revenues, our revenue will not exceed the product and warehousing costs.

Operating Expenses

For the nine months ended September 30, 2014, we had total operating expenses of $174,529, as compared to total operating expenses of $698,281 for the nine months ended September 30, 2013. The decrease of $523,752 or 75%, in operating expenses between the two periods is primarily due to an approximate $547,000 decrease in professional fees paid for by the issuance of common stock and an approximate $8,000 decrease in other general and administrative expenses offset by an $27,000 increase for other professional fees and $4,000 related to the Type2Defense product. We expect we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss

For the nine months ended September 30, 2014, after interest expense of $69,128, we had a net loss of $253,319 or $0.01 per share. In comparison, for the nine months ended September 30, 2013, after interest income of $5,235 and a $21,000 loss on conversion of debt, we had a net loss of $726,897 or $0.05 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

As of September 30, 2014 our current assets totaled $14,203 consisting $879 of cash, $12,857 of inventory and $467 of prepaid expenses for legal fees.

Our current liabilities were $263,637 as of September 30, 2014, which was represented by accounts payable and accrued expenses of $146,561, short term loans of $7,728 and convertible notes payable of $109,348, net of debt discount of $36,435.

We had no other liabilities and no long term commitments or contingencies as of September 30, 2014.

We had a working capital deficit of $249,434 at September 30, 2014. Unless we secure additional funding, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.

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

On August 4, 2014, the Company issued an $8,000 convertible note to the Company’s CEO. The loan bears interest at 5% and has a maturity date of February 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On September 3, 2014, the Company issued a $6,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of March 3, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On September 3, 2014, the Company issued a $6,000 convertible note to the Company’s CEO. The loan bears interest at 5% and has a maturity date of March 3, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On October 1, 2014, the Company issued a $4,625 convertible note to an individual. The loan bears interest at 5% and has a maturity date of April 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On October 1, 2014, the Company issued a $4,625 convertible note to the Company’s CEO. The loan bears interest at 5% and has a maturity date of April 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On October 15, 2014, the Company issued a $3,600 convertible note to the Company’s CEO. The loan bears interest at 5% and has a maturity date of April 15, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.004 per share.

Our Plan of Operation for the Next Twelve Months.

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product from BTB Management LLC. Although we intend to market our new Glucose Health product on Amazon.com, our principal marketing focus will be channel sales through national and regional pharmacy retailers. In this regard, we retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations necessary, in part, to achieve such channel sales, to assist us. In June of 2013, we manufactured 1,764 cases of our first product Type2Defense. As of the current period, our remaining inventory of Type2 Defense product on-hand is -0- and remaining inventory placed with our channel sales partner is 858 cases. We do not intend to manufacture additional Type2Defense product. The first production run of our Glucose Health Natural Blood Sugar Maintenance products is expected during the quarter ended March 31, 2015. Peggy Freeman Knight, our executive vice-president of marketing and chief marketing officer will be responsible for our marketing efforts in 2014 and 2015. Ms. Knight has over 20 years of marketing experience with Walmart Stores Inc. and Sam’s Club.

At September 30, 2014 we had nominal cash and revenues, which will not be sufficient to satisfy our working capital requirements for the next twelve months. We cannot forecast with any degree of certainty anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues we may cease operations in which case you will lose your investment.

We intend to pursue capital through public or private financing as well as borrowings and from other sources, such as our officer, directors and principal shareholders. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue or expand our operations may be significantly hindered. If adequate funds are not available, our officer, directors and principal shareholders may contribute capital to the Company in the form of debt financing or equity contributions. However, our officer, directors and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2014. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2014 and through the current date we issued a total of 10,299,494 shares during the nine months ended September 30, 2014 and a further 30,210,000 shares to the current date of our common stock.10

a)

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

f)

During March 2014, the Company signed an agreement with a firm to provide strategic business development activities for the Company. The firm will be compensated with 360,000 unregistered shares of the Company’s common stock payable in increments of 30,000 shares per month for twelve (12) months starting on April 1, 2014. As of October 21, 2014 the Company issued 360,000 unregistered shares of the Company’s common stock which were valued at $0.01 per share or $3,732 to fully satisfy the March 2014 agreement.

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

p)

During August 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $3,059 including accrued interest was converted into 611,754 unregistered shares of the Company’s common stock at $0.005 per share.

q)

During September 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $2,529 including accrued interest was converted into 505,754 unregistered shares of the Company’s common stock at $0.005 per share.

r)

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product from BTB Management LLC. BTB Management LLC was compensated with 15,000,000 unregistered shares of the Company’s common stock valued at $0.0076 per share or $114,000.

s)

On October 1, 2014, Murray Fleming was appointed as the Company’s Chief Executive Officer for the 12 month period ending October 1, 2015. Mr. Fleming was compensated with 15,000,000 unregistered shares of the Company’s common stock valued at $0.0076 per share or $114,000.

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

Use of Proceeds of Registered Securities.

There were no proceeds from the sales the Company’s unregistered common stock during the nine months ended September 30, 2014.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

None

Item 5. Other information

None

Item 6. Exhibits

31.1	Certification of Principal Executive Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Office, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

BIO-SOLUTIONS CORP.
a Nevada corporation

Date: October 21, 2014	By:	/s/ Murray Fleming
Murray Fleming
	Its:	Chief Executive Officer

Date: October 21, 2014	By:	/s/ James Hodge
James Hodge
	Its:	Interim Chief Financial Officer and Chairman of the Board of Directors

