Form 10-K
period 2014-12-31
Glucose Health, Inc.
filed 2015-03-30
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

☐ Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934

For the transition period from N/A to N/A

GLUCOSE HEALTH, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-147917	98-0557171
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

609 SW 8th Street, 6th Floor, Bentonville, AR 72712

(Address of Principal Executive Offices) (Zip Code)

(479) 802-3827

(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

*The Company is a voluntary filer and is not “subject to” Exchange Act Section 13 or 15(d) because it is not obligated to file Exchange Act reports pursuant to either of those provisions.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2014, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was $302,103. Such aggregate market value was computed by reference to the closing price of the Common Stock on June 30, 2014 of $0.675 per share. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 30, 2015, there were 1,669,874 shares of the issuer's $.001 par value common stock issued and outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to the security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,” “our,” and the “Company” are to Glucose Health, Inc., a Nevada corporation.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

The Company’s financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

FORWARD-LOOKING STATEMENTS

Some of the statements in this report are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this report to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a penny stock issuer and thus we may not rely on the statutory safe harbor from liability for forward-looking statements. Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with any offering.

2

Glucose Health Inc.

Annual Report on Form 10-K

PART I

Item 1. Description of Business.

Overview

Glucose Health, Inc. was incorporated under the laws of the State of Nevada on March 27, 2007. Our principal executive office is located at 609 SW 8th Street, 6th Floor, Bentonville, AR 72712 and our telephone number is 479-802-3827. Our corporate website is www.glucosehealthinc.com and our product website is www.glucosehealth.com. Our CUSIP number is 379894108 and trading symbol is GLUC. We are a manufacturer of dietary supplements and our business focus is serving consumers with Type 2 diabetes and those persons concerned about Type 2 diabetes. As discussed in greater detail below, our principal product is Glucose Health Natural Blood Sugar Maintenance™ (“product”). We acquired this product on October 14, 2014 and we are in the early stages of manufacturing, marketing and distributing this product. We have a history of losses and have generated only nominal revenues since our inception.

Corporate Information

We were incorporated under the laws of State of Nevada on March 27, 2007, as Bio-Solutions Corp.

On October 17, 2012, our Board of Directors and shareholders holding a majority of the total issued and outstanding shares of common stock, pursuant to written consents in lieu of a meeting, approved an amendment to our Articles of Incorporation to increase our authorized capital (the “amendment”). The amendment was filed with the Nevada Secretary of State on October 17, 2012, increasing our authorized capital from 90,000,000 shares of common stock, to 200,000,000 shares of common stock, with a par value of $0.001.

On January 10, 2014, the Company’s Board of Directors unanimously voted to reverse split the Company’s common stock on the basis of one share of the Company’s common stock for each 10 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares. The Board resolution set the date of record for shareholder approval for January 14, 2014. As of January 29, 2014, the Company obtained written consent in lieu of a meeting of the shareholders to authorize a reverse split of the Company’s common stock. Shareholders owning a total of 100,992,469 shares of the Company’s common stock voted in favor of the reverse split. There were a total of 199,611,900 shares of common stock issued and outstanding as of January 14, 2014 (the date of record). The number of shares of common stock voting in favor of the reverse split was sufficient for approval. On February 4, 2014, the Company filed a Certificate of Change with the State of Nevada effecting a 1-for-10 reverse split pursuant to which every ten shares of the Company’s common stock were combined and converted into one share of the Company’s common stock (with all fractional shares resulting there from being rounded up to the next whole share) with the total number of shares of the Company’s authorized common stock remaining at 200,000,000 shares. The effective date of the above corporate action was February 26, 2014.

On October 30, 2014, the board of directors of the Company voted to reverse split the Company’s common stock on the basis of one share of the Company’s common stock for each 50 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares; to authorize 1,000 shares of preferred stock with “blank check” rights; and to change the Company’s name from Bio-Solutions Corp. to Glucose Health, Inc. (the “corporate action”). The board resolution set the date of record for shareholder approval of the corporate action for October 31, 2014 and the effective date of the corporate action for November 19, 2014. As of October 31, 2014, the Company obtained written consent in lieu of a meeting of shareholders to authorize the corporate action. Shareholders owning a total of 30,596,154 shares of the Company’s common stock voted in favor of the corporate action. There were a total of 60,132,271 shares of common stock issued and outstanding as of October 31, 2014 (the date of record). The number of shares of common stock voting in favor of the corporate action was sufficient for approval. On November 5, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State effecting, as of November 19, 2014, the 1-for-50 reverse split pursuant to which every fifty shares of the Company’s common stock were combined and converted into one share of the Company’s common stock (with all fractional shares being rounded up to the next whole share) with the total number of shares of the Company’s authorized common stock remaining at 200,000,000 shares; effecting the authorization of 1,000 shares of preferred stock with “blank check” rights; and effecting the change of the Company’s name from Bio-Solutions Corp. to Glucose Health, Inc. On November 20, 2015, the board of directors voted to designate Series A Special Preferred Shares consisting of 1000 shares of preferred stock with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. Additionally, the board of directors voted to extend the existing consulting contract with the Company’s CEO, Murray Fleming, for an additional 12 months, without further compensation, in exchange for the issuance to Mr. Fleming, of the 1000 Series A Special Preferred Shares. A Certificate of Designation for the Series A Special Preferred Shares was filed with the Nevada Secretary of State and effective on December 1, 2014.

Our Business

From inception through September 25, 2011, we were a manufacturer of Nutra-Animal, a pre-mix anti-oxidant for chicken integrators containing wheat middlings, vitamin E, calcium carbonate, silicone dioxyde, shrimp flour, sodium selenite and fish oil. We were also a distributor of GreenExTM, a biological larvicide produced from a strain of Bacillus thuringiensis subspecies israelensis (Bti), a naturally occurring bacterium that produces a crystalline protein toxin (cystal) toxic for mosquitoes, vectors of malaria. We were not successful in these business endeavors.

On September 26, 2011, we acquired the “Type2 Defense” product together with all intellectual property associated therewith. Upon the acquisition of Type2 Defense we abandoned our former operations as a manufacturer of Nutri-Animal and distributor of GreenExTM. Since we abandoned our former operations, we wrote off any inventories attributable to our former operations. Type2 Defense is a dietary supplement made from natural ingredients and formulated to support healthy glucose levels and targeted to consumers concerned about Type 2 diabetes.

The first production run of the Company’s Type2 Defense product was completed in June 2013 with the manufacture of 1764 cases. On July 8, 2013, the Company announced the product was available for on-line sales on Amazon.com. On July 9, 2013, the Company announced the product was available for on-line sales via our www.Type2Defense.com website. Our first product sale was completed in July 2013. Following the period from June 2013, the Company encountered significant management, operational and financial challenges resulting in poor product sales and inadequate inventory control. As a consequence the Company generated only nominal revenues in the fiscal year ended December 31, 2013 and the Company elected to declare the $200,000 intellectual property for Type2 Defense, recorded as other intangible assets, as impaired at December 31, 2013. As of the current period ending December 31, 2014, our remaining inventory of Type2 Defense product on-hand is -0- and remaining inventory placed with our online sales fulfillment partner is 858 cases. We do not intend to manufacture additional Type2 Defense product.

On April 8, 2014, the Company appointed James Hodge Chairman of the Company’s board of directors.

On April 8, 2014, in a special meeting of the board of directors, the board voted in favor of amending the Company’s bylaws to decrease the number of members of the board of directors from three to one. The previous board members agreed to resign from the board and accept other duties for the Company.

On April 21, 2014, the Company appointed Thomas Metzger Ph.D., Chief Executive Officer and Chief Financial Officer. In addition, Peggy Knight was appointed Chief Marketing Officer.

On July 22, 2014, Thomas Metzger Ph.D., Chief Executive Officer and Chief Financial Officer, resigned from the Company. James Hodge, Chairman of the board of directors was appointed interim Chief Executive Officer and Chief Financial Officer.

Recent Developments

On October 1, 2014, Murray Fleming was appointed the Company’s Chief Executive Officer for the 12 month period ending October 1, 2015. Additionally, on October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product from a company of which Mr. Fleming is the beneficial owner. Our principal marketing focus for the product will be channel sales through national and regional pharmacy retailers. In this regard, we retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations, necessary, in part, to achieve such channel sales. In addition, we intend to also market the product to retail customers via our dedicated product website and through other online marketplaces such as Amazon.com.

Glucose Health Natural Blood Sugar Maintenance™ is a dietary supplement formulated from natural ingredients, including extracts of water soluble cinnamon tree bark, extracts of green and white teas, chromium GTF (glucose tolerance factor) and vitamin C; ingredients shown in certain clinical research published by the National Institutes of Health (www.glucosehealth.com/clinical-trials) to have a beneficial impact upon healthy glucose, triglyceride and cholesterol levels. The Centers for Disease Control and Prevention (CDC) publishes the National Diabetes Statistics Report annually. The 2014 Report estimates 2 of 5 Americans will develop Type 2 diabetes in their lifetime. We believe the CDC Report and other similar research indicates the existence of a large and growing market of consumers aware of the dangers of Type 2 diabetes and seeking natural products like Glucose Health Natural Blood Sugar Maintenance™ to proactively maintain healthy blood glucose levels.

Glucose Health is packaged in a “Value-Size” container format consisting of 420 grams of product formula lasting approximately 60 days. In addition, the Company plans to introduce an “On-the-Go” packaging format of 30 stick packs to a box in fiscal 2015.

On February 10, 2015, Murray Fleming, the Company’s Chief Executive Officer was appointed the Company’s Chief Financial Officer. Mr. Fleming replaces James Hodge the Company’s interim Chief Financial Officer. Mr. Hodge will remain the Company’s Chairman of the board of directors.

Government Regulation

The manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our products are subject to government regulation, principally by the Food and Drug Administration (hereinafter the "FDA"). In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements. The FDA permits "statements of nutritional support" for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). A company making a statement of nutritional support must possess substantiating evidence for the statement, and, for such statements that are not about the effects on the body as a result of a dietary supplement used as a tool for its nutritive value and are not otherwise "health claims," disclose on the label that the FDA has not reviewed that statement and that the product is not intended for use for a disease. Failure to comply with applicable FDA requirements can result in various levels of regulatory actions being imposed on the Company or including but not limited to action letters, product recalls and injunctions.

In addition to the FDA, the Federal Trade Commission (hereinafter the "FTC") has additional jurisdiction to regulate the labeling, promotion and advertising of dietary supplements. The FTC is authorized to use a variety of processes and remedies for enforcement, both administratively and judicially, including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. State and local authorities can also regulate advertising and labeling for dietary supplements and conventional foods. Additionally, there can be no assurance that state and local authorities will not commence other regulatory actions that could restrict the permissible scope of our product claims.

Competition

The business of developing and distributing dietary supplements products is highly competitive. Our products have direct and indirect competition. We compete directly with Glucerna, manufactured by Abbott Laboratories; Boost, manufactured by Nestle; and Enterex Diabetic, manufactured by Victus, Inc. All of the companies who are direct competitors are substantially larger with greater financial resources and broader name recognition. We compete with these entities by emphasizing that our direct competitors rely on achieving their product goals principally through the benefits of high fiber content in their products; while our product has similar fiber content, but with additional natural ingredients included in the formula, including extracts of soluble cinnamon tree bark, extracts of green and white teas, chromium GTF and vitamin C, which have been demonstrated in certain clinical studies to have beneficial impacts on healthy levels of serum glucose, triglycerides and cholesterol. We also compete indirectly with Metamucil, manufactured by Procter and Gamble, because our both products have similar fiber content and we compete indirectly with many dietary supplements marketed in pill or tablet form and targeted to consumers interested in natural glucose health.

There can be no assurance that we will be able to effectively compete in this intensely competitive environment.

Intellectual Property

Our intellectual property consists of the Glucose Health Natural Blood Sugar Maintenance™ product acquired October 1, 2014 and our proprietary product formula. We have filed an application for trademark protection with the United States Patent and Trademark Office related to our product. We may consider filing patent applications with respect to our product formula and other novel aspects of our business to protect our intellectual property. Future patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent awarded to us may not provide adequate protection against competitors. The patent applications we file may not result in patents being issued. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing products. As a result of potential conflicts with the proprietary rights of others, we may in the future have to prove that we are not infringing the patent rights of others or be required to obtain a license to the patent. We do not know whether such a license would be available on commercially reasonable terms, or at all.

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

While we have no knowledge that we are infringing the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to our Product formula or future products. Any such assertion by a third party could require us to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service.

Employees

We have three employees. We will need to hire additional employees as we expand our business operations. We may also outsource services to third party providers and hire consultants to support our expansion and business development.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

Facilities

Our principal office is located at 609 SW 8th Street, 6th Floor, Bentonville, AR 72712, which we rent monthly. In addition, we contract for product warehousing and fulfillment facilities located at 11753 N Hwy 59, Gravette, AR 72736. We do not believe we will have difficulty in obtaining additional office or commercial space at competitive prices, if necessary. We hold no real property.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

A. Market Information

The Company’s Common Stock is currently quoted by OTC Markets under the symbol GLUC. The high and low closing prices of the Company’s common stock since January 1, 2013 are set forth below. These closing prices do not reflect retail mark-up, markdown or commissions.

	High	Low
2014
First Quarter	$2.00	$0.95
Second Quarter	$0.95	$0.50
Third Quarter	$1.15	$0.28
Fourth Quarter	$0.47	$0.08

2013
First Quarter	$12.50	$4.50
Second Quarter	$9.95	$4.50
Third Quarter	$8.75	$1.55
Fourth Quarter	$2.15	$0.85

Reports to Security Holders.

We are a voluntary reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission, which includes us. The address of that site is www.sec.gov.

Holders.

As of March 30, 2015 we had 121 shareholders of record. However, the majority of our shareholders hold their stock in “street name” at brokerage and custodial firms. We estimate our total number of shareholders to be over 700. Our transfer agent is Nevada Agency & Transfer Company located at 50 West Liberty Street, Reno, Nevada, 89501 and their phone number is (775) 322-0626.

Dividend Policy.

We have never declared or paid a cash dividend. We do not expect to pay cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

Equity Compensation Plan

On March 4, 2013, we filed an S-8 registration statement with the Securities and Exchange Commission registering up to 30,000,000 shares of common stock under our 2013 Stock Incentive Plan. The Company granted 26,375,000 (52,750 post reverse split shares) shares under this plan during the years ended December 31, 2014 and 2013. The S-8 registration is no longer effective and accordingly, our 2013 Stock Incentive Plan was formally rescinded by resolution of the board of directors.

Recent sales of unregistered securities

During the fiscal year ended December 31, 2014 and through the current date we issued a total of 917,369 shares during the year ended December 31, 2014 and a further 306,031 shares to the current date of our common stock.

a)

During December 2013, a consultant was granted 16,000 unregistered shares of the Company’s common stock for a clinical research study on our Type2 Defense product. These shares were valued at $0.90 per share or $14,400. The shares were issued in January 2014.

b)

During January 2014, William Gallagher, our former chief executive officer canceled 12,000 of his personal unregistered shares of the Company’s common stock to satisfy a promissory note conversion request. These shares were valued at $1.75 per share or $21,000.

c)

During January 2014, a promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $12,849 including interest was converted into 17,132 unregistered shares of the Company’s common stock at $0.75 per share.

d)

During March 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $4,000 was converted into 16,000 unregistered shares of the Company’s common stock at $0.25 per share.

e)

During March 2014, a promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $13,151 including interest was converted into 13,171 unregistered shares of the Company’s common stock at $0.999 per share.

f)

During March 2014, the Company signed an agreement with a firm to provide strategic business development activities for the Company. The firm will be compensated with 7,200 unregistered shares of the Company’s common stock payable in increments of 600 shares per month for twelve (12) months starting on April 1, 2014. During 2014, the Company issued 7,200 unregistered shares of the Company’s common stock, which were valued at $0.52 per share or $3,732 to fully satisfy the March 2014 agreement.

g)

During April 2014, William Gallagher, our former chief executive officer was re-issued 12,000 unregistered shares of the Company’s common stock which were canceled in January 2014 to satisfy a promissory note conversion request. These shares were valued at $1.75 per share or $21,000.

h)

During April 2014, Thomas Metzger, our former chief executive officer/chief financial officer was issued 5,000 unregistered shares of the Company’s common stock for compensation. These shares were valued at $0.755 per share or $3,375.

i)

During April 2014, James Hodge, our chairman of the board of directors, was issued 5,000 unregistered shares of the Company’s common stock for joining the Company’s board. These shares were valued at $0.755 per share or $3,375.

j)

During April 2014, Peggy Knight our chief marketing officer was issued 15,000 unregistered shares of the Company’s common stock for marketing compensation. These shares were valued at $0.755 per share or $11,325.

k)

During June 2014, the Company signed a one year consulting agreement with an individual to provide product marketing and performs duties as the Company’s spokesperson. The consultant earned 5,000 restricted shares of the Company’s common stock. The shares were valued at $0.65 per share or $3,250. These shares were issued in July 2014.

l)

During July 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $4,103 including accrued interest was converted into 16,412 unregistered shares of the Company’s common stock at $0.25 per share.

m)

During July 2014, James Hodge, the Company’s chairman of the board of directors, was issued 6,923 shares of the Company’s restricted common stock for service to the Company. These shares were valued at $0.65 per share or $4,500.

n)

During July 2014, the Company signed a consulting agreement with an individual to provide website services for the Company. The consultant was compensated with 60,000 shares of the Company’s common stock. The shares were valued at $69,000 or $1.15 per share.

o)

During July 2014, Thomas Metzger Ph.D., our former Chief Executive Officer and Chief Financial Officer resigned from the Company to pursue other interests. Per board consent signed July 22, 2014, the 5,000 unregistered shares of the Company’s common stock due to Mr. Metzger on September 4, 2014 in accordance with his consulting agreement signed in April 2014 were issued to Mr. Metzger. The shares were valued at $4,925 or $0.985 per share.

p)

During August 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $3,059 including accrued interest was converted into 12,235 unregistered shares of the Company’s common stock at $0.25 per share.

q)

During September 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $2,529 including accrued interest was converted into 10,115 unregistered shares of the Company’s common stock at $0.25 per share.

r)

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product for 300,000 unregistered shares of the Company’s common stock valued at $0.38 per share or $114,000, from a company beneficially owned by our CEO, Murray Fleming.

s)

On October 1, 2014, Murray Fleming was appointed as the Company’s Chief Executive Officer for the 12 month period ending October 1, 2015. Mr. Fleming was compensated with 300,000 unregistered shares of the Company’s common stock valued at $0.38 per share or $114,000.

t)

During November 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $250 was converted into 50,000 unregistered shares of the Company’s common stock at $0.005 per share.

u)

During December 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $285 including accrued interest was converted into 56,918 unregistered shares of the Company’s common stock at $0.005 per share.

v)	During 2014, the Company issued 263 shares to satisfy rounding issues as a result of the reverse stock splits implemented during the year.
w)

During January 2015, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $290 including accrued interest was converted into 58,092 unregistered shares of the Company’s common stock at $0.005 per share.

x)

During February 2015, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $294 including accrued interest was converted into 58,750 unregistered shares of the Company’s common stock at $0.005 per share.

y)

During February 2015, James Hodge, the Company’s Chairman of the board of directors, was issued 70,867 shares of the Company’s restricted common stock to fully satisfy his management consulting agreement dated April 4, 2014 for service to the Company. These shares were valued at $0.085 per share or $6,000.

z)

During February 2015, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $295 including accrued interest was converted into 59,078 unregistered shares of the Company’s common stock at $0.005 per share.

aa)

During February 2015, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $296 including accrued interest was converted into 58,244 unregistered shares of the Company’s common stock at $0.005 per share.

All issuances referenced above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and were issued to eight United States residents and a Canadian resident. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act; they understood the economic risk of an investment in the securities; and they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. The sales were made to sophisticated or accredited investors, as defined in Rule 501(a). Further, we gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense necessary to verify the accuracy of information furnished. At a reasonable time prior to the sale of securities, we advised the purchasers of the limitations on resale in the manner contained in Rule 502(d)2. Neither we nor any person acting on our behalf sold the securities by any form of general solicitation or general advertising.

Use of Proceeds of Registered Securities.

None

Penny Stock Regulation.

Shares of our common stock are subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). These penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from these rules to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

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

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock is subject to penny stock rules.

Issuer Purchases of Equity Securities

We did not repurchase any shares of its common stock during the fiscal year ending December 31, 2014.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward Looking Statements

Some of the statements in this report are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this report to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a penny stock issuer and thus we may not rely on the statutory safe harbor from liability for forward-looking statements. Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with any offering.

Plan of Operation

On January 10, 2014, the Company’s Board of Directors unanimously voted to reverse split the Company’s common stock on the basis of one share of the Company’s common stock for each 10 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares. The Board resolution set the date of record for shareholder approval for January 14, 2014. As of January 29, 2014, the Company obtained written consent in lieu of a meeting of the shareholders to authorize a reverse split of the Company’s common stock. Shareholders owning a total of 100,992,469 shares of the Company’s common stock voted in favor of the reverse split. There were a total of 199,611,900 shares of common stock issued and outstanding as of January 14, 2014 (the date of record). The number of shares of common stock voting in favor of the reverse split was sufficient for approval. On February 4, 2014, the Company filed a Certificate of Change with the State of Nevada effecting a 1-for-10 reverse split pursuant to which every ten shares of the Company’s common stock were combined and converted into one share of the Company’s common stock (with all fractional shares resulting there from being rounded up to the next whole share) with the total number of shares of the Company’s authorized common stock remaining at 200,000,000 shares. The effective date of the above corporate action was February 26, 2014.

On October 1, 2014, Murray Fleming was appointed the Company’s Chief Executive Officer for the 12 month period ending October 1, 2015. Mr. Fleming was compensated with 300,000 unregistered shares of the Company’s common stock. Additionally, on the same date, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product from a company beneficially owned by Mr. Fleming for 300,000 unregistered shares of the Company’s common stock. On October 1, 2014, Mr. Fleming beneficially owned 600,000 shares or 50.1% of the outstanding shares of the Company’s common stock, which resulted in a change in control of the Company.

Although we intend to market our new Glucose Health Natural Blood Sugar Maintenance™product to retail customers on our product website www.glucosehealth.com and through other online marketplaces including Amazon.com, our principal marketing focus will be channel sales through national and regional pharmacy retailers. In this regard, we retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations and implemented a series of recommended compliance procedures including facility registration, in part, to help us achieve such channel sales.

On October 30, 2014, the board of directors of the Company voted to reverse split the Company’s common stock on the basis of one share of the Company’s common stock for each 50 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares; to authorize 1,000 shares of preferred stock with “blank check” rights; and to change the Company’s name from Bio-Solutions Corp. to Glucose Health, Inc. (the “corporate action”). The board resolution set the date of record for shareholder approval of the corporate action for October 31, 2014 and the effective date of the corporate action for November 19, 2014. As of October 31, 2014, the Company obtained written consent in lieu of a meeting of shareholders to authorize the corporate action. Shareholders owning a total of 30,596,154 shares of the Company’s common stock voted in favor of the corporate action. There were a total of 60,132,271 shares of common stock issued and outstanding as of October 31, 2014 (the date of record). The number of shares of common stock voting in favor of the corporate action was sufficient for approval. On November 5, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State effecting, as of November 19, 2014, the 1-for-50 reverse split pursuant to which every fifty shares of the Company’s common stock were combined and converted into one share of the Company’s common stock (with all fractional shares being rounded up to the next whole share) with the total number of shares of the Company’s authorized common stock remaining at 200,000,000 shares; effecting the authorization of 1,000 shares of preferred stock with “blank check” rights; and effecting the change of the Company’s name from Bio-Solutions Corp. to Glucose Health, Inc. On November 20, 2015, the board of directors voted to designate Series A Special Preferred Shares consisting of 1000 shares of preferred stock with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. Additionally, the board of directors voted to extend the existing consulting contract with the Company’s CEO, Murray Fleming, for an additional 12 months, without further compensation, in exchange for the issuance to Mr. Fleming, of the 1000 Series A Special Preferred Shares. A Certificate of Designation for the Series A Special Preferred Shares was filed with the Nevada Secretary of State and effective on December 1, 2014.

On December 15, 2014, the Company submitted its application to OTC Markets Group Inc. for inclusion in the OTCQB tier of quoted securities. In addition, the Company’s new ticker symbol, GLUC, was included on the Financial Industry Regulatory Authority’s (FINRA) Daily List, with an effective date of December 15, 2014.

On January 07, 2015 the Company announced it has completed implementation of Food and Drug Administration (FDA) Current Good Manufacturing Practices (CGMP). The Dietary Supplement (DS) CGMP rule in 21 CFR part 111 of the FDA's regulations requires companies which manufacture, package, label, or hold a dietary supplement to establish and follow current good manufacturing practice to ensure the quality of the dietary supplement and to ensure that the dietary supplement is packaged and labeled as specified in the master manufacturing record.

The first production run of the Company’s Glucose Health Natural Blood Sugar Maintenance™ product commenced during January 2015 with an estimated completion date in March 2015. The Company’s first purchase order of product amounting to approximately 20% of the first production run was executed during January 2015, pending final completion of the first production run.

On January 27, 2015 the Company announced the filing of its initial application for trademark protection related to its Glucose Health line of dietary products, with the United States Trademark and Patent Office. If the Company’s application is successful and a trademark is awarded by the USPTO, a legal presumption of the Company’s ownership nationwide of “Glucose Health”, and the exclusive right to use a trademark on or in connection with all Glucose Health branded products, as set forth in the registration, will exist.

On February 10, 2015, Murray Fleming, the Company’s Chief Executive Officer was appointed the Company’s Chief Financial Officer. Mr. Fleming replaces James Hodge the Company’s interim Chief Financial Officer. Mr. Hodge will remain the Company’s Chairman of the board of directors.

On February 18, OTC Markets Group Inc. issued a press release announcing the inclusion of Glucose Health, Inc. in the OTCQB venture marketplace tier, trading under the symbol GLUC.

On February 24, 2015, the Company announced the completion of the FDA’s facility registration procedure.

Our Plan of Operation for the Next Twelve Months.

On October 1, 2014, we elected to suspend all development of our Type2 Defense product and acquire the Glucose Health Natural Blood Sugar Maintenance™ product. As of the current period, our remaining inventory of Type2 Defense on-hand is -0- and our remaining inventory placed with our online sales and fulfillment partner is 858 cases. We do not intend to manufacture additional Type2 Defense product.

Our principal business strategy for the next twelve months will be to implement a marketing and sales strategy focused on securing repeat orders from national and regional pharmacy retailers for our Glucose Health Natural Blood Sugar Maintenance™ products. In this regard, we retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations and procedures, necessary, in part, to achieve such channel sales, to assist us. In addition, we intend to implement online sales of our Glucose Health product targeted to retail customers via our product website and through online marketplaces including Amazon.com.

At December 31, 2014 we had nominal cash, which will not be sufficient to satisfy our working capital requirements for the next twelve months. We cannot forecast with any degree of certainty our anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties, which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues we may cease operations in which case you will lose your investment.

We intend to continue to source capital from the two private equity companies currently providing financing to us on a monthly basis. We cannot guarantee that such additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue or expand our operations may be significantly hindered. If adequate funds are not available, our officer, directors and principal shareholders may contribute capital to the Company in the form of debt financing or equity contributions. However, our officer, directors and principal shareholders are not committed to contribute funds to pay for our expenses.

Even assuming that we secure adequate financing, there can be no assurance that we will be profitable at any time in the future.

During 2015, we expect to expand our business with the Glucose Health Natural Blood Sugar Maintenance™ product. The legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Liquidity and Capital Resources.

At December 31, 2014, our current assets consisted of $4,871 in cash, 857.5 case of remaining inventory from our initial production run of 1784 cases of our Type2 Defense product, which was written down to $0 and $38,859 for prepaid consultant compensation. At December 31, 2014, we had no accounts receivable and our other assets totaled $300 applicable to our Glucose Health Natural Blood Sugar Maintenance™ product intellectual property. Our total assets were $44,030. At December 31, 2013, our current assets consisted of $711 in cash and $24,879 of inventory from our initial production run of 1784 cases of our Type2 Defense product. At December 31, 2013, we had no accounts receivable and other assets. Our total assets were $25,590.

Our current liabilities at December 31, 2014 totaled $324,582 consisting of $154,659 in accounts payable and accrued expenses, $7,747 for short term loans, $23,927 in related party convertible short-term loans and $138,249 in convertible short-term loans. Our current liabilities at December 31, 2013 totaled $223,348 consisting of $144,633 in accounts payable and accrued expenses $6,000 for a short-term loan, $1,672 for a short-term loan from a related party and $71,043 in convertible short-term loans.

We had a working capital deficit for 2014 and 2013 for $280,852 and $197,758, respectively. We rely upon funding from two private equity firms. Unless we continue secure additional funding from these firms, or others, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.

At December 31, 2014 and 2013, we had no other liabilities and no long term commitments or contingencies.

Material Commitments

On January 30, 2013, we issued a $7,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of July 30, 2013. In addition, at any time, the holder may convert the note into shares of our common stock at an exercise price of $.005 per share.

On February 20, 2013, we issued a $7,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 20, 2013. In addition, at any time, the holder may convert the note into shares of our common stock at an exercise price of $.005 per share.

On February 26, 2013, we issued a $12,500 convertible note to a corporation. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to January 31, 2014 into shares of our common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.01 per share.

On April 30, 2013, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of October 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. On November 7, 2013, the Company agreed to modify the terms of the convertible promissory note to reduce the conversion price to $0.0015 per share.

On April 30, 2013, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 10% and has a maturity date of October 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.01 per share. On November 7, 2013, the Company agreed to modify the terms of the convertible promissory note to reduce the conversion price to $0.0015 per share.

On May 27, 2013, the Company issued a $12,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of November 27, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On June 10, 2013, the Company issued a $6,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On June 10, 2013, the Company issued a $6,222 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On June 10, 2013, the Company issued a $6,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On June 18, 2013, the Company issued a $12,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 18, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On August 2, 2013, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of February 2, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On December 10, 2013, the Company issued a $3,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of June 10, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.015 per share.

On December 10, 2013, the Company issued a $5,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of June 10, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.015 per share.

On April 8, 2014, the Company issued a $21,000 convertible note to a corporation. The loan bears interest at 8% and has a maturity date of October 8, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On May 8, 2014, the Company issued a $21,000 convertible note to a corporation. The loan bears interest at 8% and has a maturity date of November 8, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On May 28, 2014, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of November 28, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On June 23, 2014, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 23, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On July 11, 2014, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of January 11, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On August 4, 2014, the Company issued an $8,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of February 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On August 4, 2014, the Company issued an $8,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of February 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share.

On September 3, 2014, the Company issued a $6,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of March 3, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On September 3, 2014, the Company issued a $6,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of March 3, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On October 1, 2014, the Company issued a $4,625 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of April 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On October 1, 2014, the Company issued a $4,625 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of April 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share.

On October 15, 2014, the Company issued a $3,600 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of April 15, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.004 per share.

On November 4, 2014, the Company issued a $6,850 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of May 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share.

On November 4, 2014, the Company issued a $6,850 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of May 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share.

On November 8, 2014, the Company issued a $2,962 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of May 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.00475 per share.

On December 1, 2014, the Company issued a $5,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of June 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.09 per share.

On December 1, 2014, the Company issued a $5,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of June 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.09 per share.

On January 7, 2015, the Company issued a $4,315 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of July 7, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.04 per share.

On January 8, 2015, the Company issued an $8,750 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of July 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.04 per share.

On January 8, 2015, the Company issued an $8,750 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of July 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.04 per share.

On February 2, 2015, the Company issued a $12,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.031 per share.

On February 2, 2015, the Company issued a $12,500 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of August 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.031 per share.

On March 2, 2015, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of September 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.025 per share.

On March 2, 2015, the Company issued a $10,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of September 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.025 per share.

Results of Operations.

Results of operations for the year ended December 31, 2014 compared to year ended December 31, 2013

Revenues.

We generated nominal revenues of $2,739 and $224 for the years ended December 31, 2014 and 2013, respectively. The Company’s focus for 2015 will be the manufacturing, marketing and distribution of our Glucose Health Natural Blood Sugar Maintenance™ dietary supplement product. We hope to generate substantial revenues, continue our operations and fully implement our business plan by December 31, 2015.

Gross Loss.

We reported a gross loss of $20,725 and $2,091 for the years ended December 31, 2014 and 2013, respectively. Included in the gross loss was an impairment to inventory of $20,829 for the year ended December 31, 2014. Until the Company generates significant revenues, our revenue will not exceed our costs.

Operating Expenses.

For the year ended December 31, 2014, we had total operating expenses of $524,491, as compared to total operating expenses of $1,267,193 for the year ended December 31, 2013. The substantial decrease of $742,703 or 58.6%, in our operating expenses between the two periods is primarily due to an approximate $524,000 decrease in professional fees incurred due to the 2013 issuance of common stock for achieving operational milestones related to the Type2 Defense product, decreases in investor relations expenses, decreases in marketing and other services expenses, a $200,000 write-off for our impaired Type2 Defense intellectual property in 2013 and a decrease of approximately $19,000 for other general and administrative expenses compared to 2013. We expect we will continue to incur significant legal and accounting expenses related to being a public company.

Other Expenses.

We had $109,631 interest expense for the year ended December 31, 2014 compared to $168,862 interest expense for the year ended December 31, 2013. The $59,231 or 35.1% increase is attribution to the $58,273 out-of-period adjustment at December 31, 2013 for the improperly valued beneficial conversion option of the Company’s convertible notes payable. In addition, we had a $14,562 and $21,000 loss from conversion of debt for the years ended December 31, 2014 and 2013, respectively.

Net Loss.

For the year ended December 31, 2014, we had a net loss of $669,409 or $0.99 per share. In comparison, for the year ended December 31, 2013, we had a net loss of $1,459,146 or $4.91 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements

The financial statements required by Item 8 are presented in the following order:

GLUCOSE HEALTH INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Glucose Health Inc.

We have audited the accompanying balance sheet of Glucose Health, Inc. (the "Company") as of December 31, 2014, and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2013 and for the year then ended were audited by other auditors, whose report dated June 20, 2014, express an unqualified opinion on those financial statements and also included an explanatory paragraph that raise substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and its results of operations, and cash flows for the year ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in process of executing its business plan and expansion. The Company has not generated significant revenue to this point, has recurring operating losses, working capital deficiencies, negative cash flows from operating activities, and a stockholders’ deficit. The lack of profitable operations and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Messineo & Co, CPAs, LLC

Clearwater, Florida

March 24, 2015

Report of Independent Registered Public Accounting Firm

To the Directors of

Glucose Health Inc. (f/k/a Bio-Solutions Corp.)

We have audited the accompanying balance sheets of Glucose Health, Inc. (the "Company") as of December 31, 2013, and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glucose Health Inc. as of December 31, 2013, and the results of its statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

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

/s/ Anton & Chia, LLP

Newport Beach, California

June 20, 2014

GLUCOSE HEALTH INC. (F/K/A BIO-SOLUTIONS CORP.)
BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$4,871	$711
Inventory	-	24,879
Prepaid expenses	38,859	-
Total current assets	43,730	25,590

Other Asset
Intellectual assets, net of accumulated amortization of $0 and $0, respectively	300	-

TOTAL ASSETS	$44,030	$25,590

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$154,659	$144,633
Notes payable	7,747	6,000
Note payable, related party	-	1,672
Convertible notes payable, related parties	23,927	-
Convertible notes payable	138,249	71,043
Total current liabilities	324,582	223,348

TOTAL LIABILITIES	324,582	223,348

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $ no par value, 1,000 shares authorized, 1,000 and -0- shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	113,200	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 1,309,825 and 377,456 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively (1)	1,310	377
Additional paid in capital	5,228,346	4,761,836
Stock subscription	23,000	34,400
Deferred compensation	-	(17,372)
Accumulated other comprehensive loss	(75,278)	(75,278)
Accumulated deficit	(5,571,130)	(4,901,721)
Total stockholders' deficit	(280,552)	(197,758)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$44,030	$25,590

____________

(1) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014

See auditor's report and notes to the audited financial statements

GLUCOSE HEALTH INC. (F/K/A BIO-SOLUTIONS CORP.)
STATEMENTS OF OPERATIONS

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013

REVENUE	$2,739	$224

COST OF REVENUES
Cost of revenues	2,636	2,315
Inventory impairment	20,829	-
Total Cost of Revenues	23,464	2,315

GROSS LOSS	(20,725)	(2,091)

OPERATING EXPENSES
Professional	504,192	1,027,696
General and administrative	16,299	39,497
Research and development	4,000	-
Impairment	-	200,000
Total Operating Expenses	524,491	1,267,193

LOSS FROM OPERATIONS	(545,216)	(1,269,284)

OTHER INCOME (EXPENSE)
Interest income (expense)	(109,631)	(168,862)
Loss on conversion of debt	(14,562)	(21,000)
Total other expense	(124,193)	(189,862)

LOSS BEFORE IMCOME TAXES	(669,409)	(1,459,146)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	-	-

NET LOSS	$(669,409)	$(1,459,146)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED (2)	675,155	297,225

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.99)	$(4.91)

______________

(2) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014

See auditor's report and notes to the audited financial statements

GLUCOSE HEALTH INC. (F/K/A BIO-SOLUTIONS CORP.)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock		Common Stock		Additional Paid-In	Stock To Be	Deferred	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Issued	Compensation	Deficit	Loss	Total

Balance - December 31, 2012 (3)	-	$-	202,172	$203	$3,689,850	$-	$(150,000)	$(3,442,575)	$(75,278)	$22,200

Common shares issued for services			107,450	107	760,941					761,048
Common shares issued for settlement of notes payable			66,834	66	131,699					131,765
Common shares issued for settlement of accounts payable			1,000	1	6,374					6,375
Stock to be issued					-	34,400				34,400
Discounts on shares issued for notes payable					172,972					172,972
Q312:
Amortization of deferred compensation						-	132,628			132,628
Net loss for the year								(1,459,146)	-	(1,459,146)
Balance - December 31, 2013 (3)	-	$-	377,456	$377	$4,761,836	$34,400	$(17,372)	$(4,901,721)	$(75,278)	$(197,758)

Preferred shares issued for compensation under employment agreement	1,000	113,200			-					113,200
Common shares issued for compensation under employment agreement			300,000	300	113,700					114,000
Common shares issued for services			124,124	124	115,038					115,162
Common shares issued for liability for stock to be issued			16,000	16	14,384					14,400
Common shares issued for settlement of notes payable			191,983	192	54,596					54,788
Common shares issued for Glucose Health Natural Blood Sugar Maintenance product acquisition			300,000	300	-					300
Options issued for service			-	-	51,850					51,850
Discounts on shares issued for notes payable					116,943					116,943
Stock to be issued						(11,400)				(11,400)
Amortization of deferred compensation							17,372			17,372
Factional shares issued			263	1	(1)		-			-
Net loss for the year								(669,409)	-	(669,409)
Balance - December 31, 2014 (3)	1,000	$113,200	1,309,825	$1,310	$5,228,346	$23,000	$-	$(5,571,130)	$(75,278)	$(280,552)

___________

(3) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014

See auditor's report and notes to the audited financial statements

GLUCOSE HEALTH INC. (F/K/A BIO-SOLUTIONS CORP.)
STATEMENTS OF CASH FLOWS

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013
OPERATING ACTIVITIES:
Net loss	$(669,409)	$(1,459,146)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	-	200,000
Inventory write down	14,402	-
Common stock issued for services	372,725	925,679
Amortization of note discount	100,098	172,972
Loss on conversion of debt	14,562	21,000
Change in assets and liabilities
(Increase) decrease in inventory	10,477	(24,879)
(Increase) in prepaids	-	-
Increase in accounts payable and accrued expenses	21,793	32,389
Total adjustments	534,057	1,327,161
Net cash used in operating activities	(135,352)	(131,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	139,512	134,220
Principal payments on notes and loans payable	-	(2,600)
Net cash provided by financing activities	139,512	131,620

NET INCREASE (DECREASE) IN CASH	4,160	(365)

CASH - BEGINNING OF PERIOD	711	1,076

CASH - END OF PERIOD	$4,871	$711

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of notes payable and accrued interest to common stock	$54,788	$131,765
Cancellation for 600,000 shares of common stock to settle liabilities	$21,000	$-
Conversion of liability to common stock	$-	$6,375
Acquisition of intellectual property of Glucose Health Natural Blood Sugar Maintenance product for common shares	$300	$-

 See auditor's report and notes to the audited financial statements

GLUCOSE HEALTH INC. (F/K/A BIO-SOLUTIONS CORP.)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

On March 27, 2007, Glucose Health, Inc. (f/k/a. Bio-Solutions Corp.) was incorporated in the State of Nevada.

The Company was a manufacturer of a pre-mix for chicken integrators called Nutra-Animal, a pre-mix anti-oxidant containing wheat middlings, vitamin E, calcium carbonate, silicone dioxyde, shrimp flour, sodium selenite and fish oil. The Company is also the distributor of GreenEx™ in Africa. GreenEx™ is a biological larvicide produced from a strain of Bacillus thuringiensis subspecies israelensis (Bti), a naturally occurring bacterium that produces a crystalline protein toxin (cystal) toxic for mosquitoes, vectors of malaria.

On June 30, 2010, the board of directors approved the increase of the authorized shares of common stock from 75,000,000 to 90,000,000. In addition the board approved a 1.20 to 1 stock split. All shares have been reflected retroactively in accordance with SAB Topic 14C.

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for consumers informed of the dangers of Type 2 diabetes.

During October 2011, the Company decided to abandon the former operations to focus solely on the Type2 Defense product. All inventories from the former products were written off as of October 1, 2011.

During October 2012, the board of directors increased the number of common shares authorized from 90,000,000 to 200,000,000 shares.

The first production run of the Company’s Type2 Defense product was completed during June 2013. On July 8, 2013 the Company announced the product was available for on-line sales on Amazon.com. On July 9, 2013, the Company announced the product was available for on-line sales from our www.Type2Defense.com website. The first sale was completed in July 2013. Since the Company generated nominal revenues from our Type2 Defense product in the fiscal year ended December 31, 2013, the Company elected to declare the $200,000 intellectual property for Type2 Defense, recorded as other intangible assets, as impaired at December 31, 2013.

On January 10, 2014, the Company’s Board of Directors unanimously voted to reverse split the Company’s common stock on the basis of one share of the Company’s common stock for each 10 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares. The Board resolution set the date of record for shareholder approval on January 14, 2014. As of January 29, 2014, the Company obtained the written consent in lieu of a meeting of the shareholders to authorize a reverse split of the Company’s common stock. Shareholders owning a total of 100,992,469 shares of the Company’s common stock voted in favor of the reverse split. There were a total of 199,611,900 shares of common stock issued and outstanding as of January 14, 2014 (the date of record). The number of shares of common stock voting in favor of the reverse split was sufficient for approval. On February 4, 2014, the Company filed a Certificate of Change with the State of Nevada effecting a 1-for-10 reverse split pursuant to which every ten shares of the Company’s common stock were combined and converted into one share of the Company’s common stock (with all fractional shares resulting there from being rounded up to the next whole share) with the total number of shares of the Company’s authorized common stock remaining at 200,000,000 shares. The effective date of the above corporate action was February 26, 2014.

On April 8, 2014, the Company appointed James Hodge Chairman of the Company’s board of directors.

On April 8, 2014, in a special meeting of the board of directors, the board voted in favor of amending the Company’s bylaws to decrease the number of members of the board of directors from three to one. Messrs. William Gallagher and Thomas Metzger Ph.D. agreed to resign from the board and accept other duties for the Company.

On April 21, 2014, the Company appointed Thomas Metzger Ph.D., Chief Executive Officer and Chief Financial Officer. In addition, Peggy Knight was appointed Chief Marketing Officer.

On July 22, 2014, Thomas Metzger Ph.D., Chief Executive Officer, Chief Financial Officer, resigned from the Company. In addition, James Hodge, Chairman of the board of directors was appointed interim Chief Executive Officer and Chief Financial Officer.

On October 1, 2014, Murray Fleming was appointed as the Company’s Chief Executive Officer for the 12-month period ending October 1, 2015. Mr. Fleming was compensated with 300,000 unregistered shares of the Company’s common stock.

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product from a company beneficially owned by Murray Fleming, our CEO, for 300,000 unregistered shares of the Company’s common stock. On October 1, 2014, Mr. Fleming beneficially owned 600,000 shares or 50.1% of the outstanding shares of the Company’s common stock, which resulted in a change in control of the Company.

Although we intend to market our new Glucose Health product on Amazon.com, our principal marketing focus will be channel sales through national and regional pharmacy retailers. In this regard, we retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations and procedures, necessary, in part, to achieve such channel sales, to assist us.

On October 30, 2014, the board of directors of the Company voted to reverse split the Company’s common stock on the basis of one share of the Company’s common stock for each 50 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares; to authorize 1,000 shares of preferred stock with “blank check” rights; and to change the Company’s name from Bio-Solutions Corp. to Glucose Health, Inc. (the “corporate action”). The board resolution set the date of record for shareholder approval of the corporate action for October 31, 2014 and the effective date of the corporate action for November 19, 2014. As of October 31, 2014, the Company obtained written consent in lieu of a meeting of shareholders to authorize the corporate action. Shareholders owning a total of 30,596,154 shares of the Company’s common stock voted in favor of the corporate action. There were a total of 60,132,271 shares of common stock issued and outstanding as of October 31, 2014 (the date of record). The number of shares of common stock voting in favor of the corporate action was sufficient for approval. On November 5, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State effecting, as of November 19, 2014, the 1-for-50 reverse split pursuant to which every fifty shares of the Company’s common stock were combined and converted into one share of the Company’s common stock (with all fractional shares being rounded up to the next whole share) with the total number of shares of the Company’s authorized common stock remaining at 200,000,000 shares; effecting the authorization of 1,000 shares of preferred stock with “blank check” rights; and effecting the change of the Company’s name from Bio-Solutions Corp. to Glucose Health, Inc. On November 20, 2015, the board of directors voted to designate Series A Special Preferred Shares consisting of 1000 shares of preferred stock with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. Additionally, the board of directors voted to extend the existing consulting contract with the Company’s CEO, Murray Fleming, for an additional 12 months, without further compensation, in exchange for the issuance to Mr. Fleming, of the 1000 Series A Special Preferred Shares. A Certificate of Designation for the Series A Special Preferred Shares was filed with the Nevada Secretary of State and effective on December 1, 2014.

On December 15, 2014, the Company submitted its application to OTC Markets Group Inc. for inclusion in the OTCQB tier of quoted securities. In addition, the Company’s new ticker symbol, GLUC, was included on the Financial Industry Regulatory Authority’s (FINRA) Daily List with an effective date of December 15, 2014.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $5,571,130 since inception and needs to raise additional funds to carry out its business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company estimates it will require $180,000 in capital to continue operations for fiscal 2015. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to a point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officer and directors may need to contribute funds to sustain operations.

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

The Company previous operated in Canada and certain accounts of the Company were reflected in currencies other than the U.S. dollar. Effective January 1, 2013, the Company changed its functional currency from the Canadian dollar to the US dollar and combined the accounting records into a single set of books based on the currency translation rate at January 1, 2013. Prior to January 1, 2013, the Company recorded translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions were included in other income (expense) in the results of operations.

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2014 and 2013.

The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Prepaid Expenses

The Company considers all items incurred for future service to be prepaid expenses. As of December 31, 2014 and 2013, the Company had prepaid expenses of $38,859 and $0, respectively, comprised of the issuance of unregistered shares of the Company’s common stock to consultants.

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

The Company evaluates the carrying value of intellectual property during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether intellectual property is impaired, the Company compares the fair value of the reporting unit to which the intellectual property is assigned to the reporting unit’s carrying amount, including intellectual property. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit intellectual property to its carrying amount. In calculating the implied fair value of reporting unit intellectual property, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of intellectual property.

We make critical assumptions and estimates in completing impairment assessments of intellectual property and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates. A 10% decrease in the estimated discounted cash flows for the reporting units tested would result in an impairment that is not material to our results of operations. A 1.0 percentage point increase in the discount rate used would also result in an impairment that is not material to our results of operations.

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant.

During fiscal year 2014, we recorded no impairment charges related to other intangible assets. During the fiscal year ended December 31, 2013, the Company recorded impairment charge related to other intangible assets in the amount of $200,000.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash, accounts payable, accrued expenses, and short-term notes approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of December 31, 2014, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception.

The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions. The tax years for 2009 to 2013 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Revenue Recognition

The Company currently has nominal revenues. Once the Company generates revenues from the sales of our products, the following criteria for revenue recognition will be utilized:

1)	Persuasive evidence of an arrangement exists;

2)	delivery has occurred or services have been rendered;

3)	the seller’s price to the buyer is fixed or determinable, and

4)	collectable is reasonably assured.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company also issues restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment only if there is sufficient disincentive to ensure performance or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. Except as noted below, the Company has not issued any options or warrants to date. At December 31, 2014, the total shares issuable upon conversion of convertible notes payable would be approximately 32,622,000 shares of the Company’s common stock.

During April 2014, a consultant was granted the right to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.25 per share each quarter ending May 10, 2015 (an aggregate of 150,000 shares). The rights expire on May 10, 2017.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of December 31, 2014, the Company had inventory of $0. On April 1, 2014, the Company wrote down the inventory value to $15 per unit of product. A charge of $7,972 was recorded in the accompanying statement of operations. On December 31, 2014, the Company wrote down the inventory value to $0. A charge of $12,857 was recorded in the accompanying statement of operations. With the acquisition of the Glucose Health Natural Blood Sugar Maintenance™ product in October 2014, the Company will discontinue manufacturing the Type2 Defense product.

Recent Issued Accounting Standards

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

During January 2013, a consultant was granted 3,000 registered shares of the Company’s common stock pursuant to its S-8 registration filed in March 2013 for website services. The shares were valued at $15,000 or $5.00 per share. The shares were issued on March 8, 2013. Compensation was calculated at the fair market value of the shares at the date earned.

During January 2013, a consultant was granted 4,000 registered shares of the Company’s common stock pursuant to its S-8 registration filed in March 2013 for legal services to the Company. The shares were valued at $26,000 or $6.50 per share. The shares were issued on March 8, 2013. Compensation was calculated at the fair market value of the shares at the date earned.

During January 2013 a consultant was issued 4,000 unregistered shares of the Company’s common stock for marketing services to the Company. These shares were valued at $26,000 or $6.50 per share. Compensation was calculated at the fair market value of the shares at the date earned.

During January 2013 a consultant was granted 1,000 unregistered shares of the Company’s common stock for accounting and finance services to the Company. These shares were valued at $6,000 or $6.00 per share. The shares were issued on April 23, 2013. Compensation was calculated at the fair market value of the shares at the date earned.

During January 2013, a consultant was granted 1,250 registered shares of the Company’s common stock in pursuant to its S-8 registration filed March 2013 for marketing services to the Company. The shares were valued at $6,938 or $5.55 per share. The shares were issued on March 8, 2013. Compensation was calculated at the fair market value of the shares at the date earned.

During January 2013, a consultant was granted 9,000 registered shares of the Company’s common stock pursuant to its S-8 registration filed March 2013 for marketing services to the Company. The shares were valued at $50,000 or $5.56 per share. The shares were issued on March 15, 2013. Compensation was calculated at the fair market value of the shares at the date earned.

During January and February 2013, a convertible promissory note totaling $30,983 including interest was fully converted into 8,852 unregistered shares of the Company’s common stock at $3.50 per share, the conversion price as stated in the convertible promissory note.

During February 2013, a consultant was granted 9,000 registered shares of the Company’s common stock pursuant to its S-8 registration filed March 2013 for marketing services to the Company. The Company issued 6,000 shares on April 23, 2013 and issued the remaining 3,000 shares on June 10, 2013 upon fulfilling certain performance obligations under the agreement. The 6,000 shares were valued at $56,700 or $9.45 per share and the 3,000 shares were valued at $19,500 or $6.50 per share for an aggregate of $76,200. Compensation was calculated at the fair market value of the shares at the date earned.

During March 2013, a consultant was granted 9,000 registered shares of the Company’s common stock pursuant to its S-8 registration filed March 2013 for marketing services to the Company. The Company issued 6,000 shares on April 22, 2013 and issued the remaining 3,000 shares on June 10, 2013 upon fulfilling certain performance obligations under the agreement. The 6,000 shares were valued at $69,000 or $11.50 per share and the 3,000 shares were valued at $19,500 or $6.50 per share for an aggregate of $88,500. Compensation was calculated at the fair market value of the shares at the date earned.

On March 4, 2013, the Company filed a Form S-8 with the Security and Exchange Commission. The 2013 Stock Incentive Plan may issue up to 30,000,000 registered shares of the Company’s common stock for services to the Company. The Company granted 26,375,000 (52,750 post reverse split shares) shares under this plan during the years ended December 31, 2014 and 2013.

During March 2013, a convertible promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $3,091 including interest was converted into 883 unregistered shares of the Company’s common stock at $3.50 per share, the conversion price as stated in the convertible promissory note.

During March 2013, a convertible promissory notes totaling $4,433.61 including interest was fully converted into 3,547 unregistered shares of the Company’s common stock at $1.25 per share. The shares were issued on April 3, 2013, the conversion price as stated in the convertible promissory note.

During April 2013, the Company issued 1,000 registered shares of the Company’s common stock in their S-8 registration filed March 2013 to settle an accounts payable. These shares were valued at $6.38 per share or $6,375. The settlement was calculated at the fair market value of the shares at the date earned.

During April 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $10,266 including interest was converted into 2,933 unregistered shares of the Company’s common stock at $3.50 per share, the conversion price as stated in the convertible promissory note.

During May 2013 a consultant was granted 200 unregistered shares of the Company’s common stock for investor relation services to the Company. These shares were valued at $1,410 or $7.05 per share. Compensation was calculated at the fair market value of the shares at the date earned.

During May 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,175 including interest was converted into 2,050 unregistered shares of the Company’s common stock at $3.50 per share, the conversion price as stated in the convertible promissory note.

During June 2013, a director was issued 5,000 unregistered shares of the Company’s common stock for marketing services compensation. These shares were valued at $7.50 per share or $37,500. Compensation was calculated at the fair market value of the shares at the date earned.

During June 2013, an employee was issued 7,000 unregistered shares of the Company’s common stock for website services and salary compensation. These shares were valued at $7.50 per share or $52,500. Compensation was calculated at the fair market value of the shares at the date earned.

During June 2013, a consultant was issued 5,000 unregistered shares of the Company’s common stock for warehousing and fulfillment services compensation. These shares were valued at $7.50 per share or $37,500. Compensation was calculated at the fair market value of the shares at the date earned.

During June 2013, William Gallagher, our former Chief Executive Officer, was issued 30,000 unregistered shares of the Company’s common stock for fulfilling provisions in the Type2 acquisition agreement dated September 26, 2011. These shares were valued at $7.50 per share or $225,000. Compensation was calculated at the fair market value of the shares at the date earned.

During June 2013, a consultant was issued 5,000 unregistered shares of the Company’s common stock for investor relations compensation. These shares were valued at $7.50 per share or $37,500. Compensation was calculated at the fair market value of the shares at the date earned.

During July 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,688 including interest was converted into 3,075 unregistered shares of the Company’s common stock at $2.50 per share, the conversion price as stated in the convertible promissory note.

During July 2013, a consultant was granted 4,000 unregistered shares of the Company’s common stock for investor relations services compensation. These shares were valued at $5.00 per share or $20,000. Compensation was calculated at the fair market value of the shares at the date earned. The shares have not been issued as of March 30, 2015.

During August 2013, a consultant was granted 15,000 registered shares of the Company’s common stock pursuant to its S-8 registration filed March 2013 for marketing services and creating an infomercial for the Company. The shares were valued at $75,000 or $5.00 per share. Compensation was calculated at the fair market value of the shares at the date earned.

During August 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $12,500 was converted into 2,500 unregistered shares of the Company’s common stock at $5.00 per share, the conversion price as stated in the convertible promissory note.

During September 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $7,688 including interest was converted into 3,075 unregistered shares of the Company’s common stock at $2.5 per share, the conversion price as stated in the convertible promissory note.

During September 2013, a third party purchased a $12,000 demand promissory note dated January 25, 2013 from one of the Company’s investors. According to the release and settlement between the Company and the third party, the note may be converted into unregistered shares of the Company’s common stock for $.01 per share. The third party partially converted $6,000 of the demand promissory note into 12,000 unregistered shares of the Company’s common stock at $0.50 per share. In addition, the Company recorded a loss on conversion of debt for $21,000 in the accompanying statements of operations for the difference between the fair market value to the Company’s common stock and the conversion price. The fair market value on the date of conversion was $2.25 per share.

During November 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. On November 7, 2013, the Company agreed to modify the terms of the convertible promissory note to reduce the conversion price from $5.00 per share and to $0.75 per share. The amount totaled $10,750 including interest was converted into 14,333 unregistered shares of the Company’s common stock at $0.75 per share, the conversion price as stated in the convertible promissory note.

During December 2013, a convertible promissory note was converted into unregistered shares of the Company’s common stock. On November 7, 2013, the Company agreed to modify the terms of the convertible promissory note to reduce the conversion price from $2.50 per share and to $0.75 per share. The amount totaled $10,189 including interest was converted into 13,585 unregistered shares of the Company’s common stock at $0.75 per share, the conversion price as stated in the convertible promissory note.

During December 2013, a consultant was granted 16,000 unregistered shares of the Company’s common stock for a clinical research study on our Type2Defense product. These shares were valued at $0.90 per share or $14,400. The shares were issued in January 2014. Compensation was calculated at the fair market value of the shares at the date earned.

During January 2014, a promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $12,849 including interest was converted into 17,132 unregistered shares of the Company’s common stock at $0.75 per share, the conversion price as stated in the convertible promissory note. On January 6, 2014, the Company agreed to modify the terms of this $12,500 convertible promissory notes dated May 27, 2013. The conversion rate was reduced from $5.00 per share to $0.75 per share. The Company recognized a loss on extinguishment of $14,562 resulting from the debt modification.

During March 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $4,000 was converted into 16,000 unregistered shares of the Company’s common stock at $0.25 per share, the conversion price as stated in the convertible promissory note.

During March 2014, a promissory note was converted into unregistered shares of the Company’s common stock. The amount totaled $13,151 including interest was converted into 13,171 unregistered shares of the Company’s common stock at $0.999 per share, the conversion price as stated in the convertible promissory note.

During March 2014, the Company signed an agreement with a firm to provide strategic business development activities for the Company. The firm will be compensated with 7,200 unregistered shares of the Company’s common stock payable in increments of 600 shares per month for twelve (12) months starting on April 1, 2014. During 2014, the Company issued 7,200 unregistered shares of the Company’s common stock which were valued at $0.52 per share or $3,732 to fully satisfy the March 2014 agreement. Compensation was calculated at the fair market value of the shares at the date earned.

On April 7, 2014, the Company terminated the Marketing Services Agreement Dated July 24, 2013 between the Company and Damon R Devitt to produce an infomercial for the Type2 Defense product. The Company issued 15,000 S-8 shares to Mr. Devitt at $0.755 per share on April 15, 2014.

During April 2014, Thomas E. Metzger, Ph.D., Chief Executive Officer and director resigned from the Company’s board of directors. Mr. Metzger signed a twelve (12) month consulting agreement for services rendered to the Company. Mr. Metzger received five thousand (5,000) unregistered shares of the Company’s common stock in consideration for services rendered to the Company. These shares were valued at $0.755 per share or $3,375. In addition, the Company agreed to pay Mr. Metzger $18,000 for the twelve month consulting period. In lieu of cash, the Company will issue unregistered shares of the Company’s common stock at September 4, 2014 equal to $18,000 with a cap of 5,000 unregistered shares of the Company’s common stock which shall be determined based on the average closing price of the Company’s common stock, as publicly traded, during the last five (5) business days prior to September 8, 2014. On July 22, 2014, Mr. Metzger resigned from the Company and the board approved issuing Mr. Metzger 5,000 shares due September 4, 2014 according to the April 2014 agreement in July 2014. These shares were valued at $0.985 per share or $4,925. Compensation was calculated at the fair market value of the shares at the date earned.

During April 2014, James Hodge, the Company’s Chairman of the board of directors, was issued 5,000 unregistered shares of the Company’s common stock for joining the Company’s board. These shares were valued at $0.755 per share or $3,775. In addition, the Company agreed to pay Mr. Hodge $4,500 per quarter for the twelve month consulting period and aggregate of $18,000. In lieu of cash, the Company will issue unregistered shares of the Company’s common stock starting June 30, 2014 which shall be determined based on the average closing price of the Company’s common stock, as publicly traded, during the last five (5) business days prior to the last day of each calendar quarter.

During April 2014, Peggy Knight our Chief Marketing Officer was issued 15,000 unregistered shares of the Company’s common stock for marketing compensation. These shares were valued at $0.755 per share or $11,325. Compensation was calculated at the fair market value of the shares at the date earned.

On June 27, 2014, the Company signed a one year consulting agreement with an individual to provide product marketing, endorsement and spokesperson services for the Company. The agreement began on May 10, 2014 and expires on May 10, 2015. The consultant will be compensated with 5,000 shares of the Company’s common stock. These shares were issued in July 2014. The shares were valued at $0.65 per share or $3,250. Compensation was calculated at the fair market value of the shares at the date earned. In addition, the consultant may purchase 50,000 shares of the Company’s common stock at an exercise price of $0.025 per share each quarter ending May 10, 2015 (an aggregate of 200,000 shares). Options were valued using the Black Scholes Method, resulting in a value of $103,700 of which $51,850 have vested and expense recognized in year 2014. The weighted average assumptions made in calculating the fair values of options granted during the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014	2013

Expected volatility	197.1%	0%
Expected dividend yield	-	-
Risk-free interest rate	.86%	0%
Expected term (in years)	3.0	-

On June 30, 2014, James Hodge, the Company’s Chairman of the board of directors, earned 6,923 shares of the Company’s restricted common stock for service to the Company. These shares were valued at $0.65 per share or $4,500. These shares were earned in accordance to Mr. Hodge’s April 2014 twelve month consulting agreement. The shares were issued in July 2014. Compensation was calculated at the fair market value of the shares at the date earned.

On July 7, 2014, the Company signed a consulting agreement with an individual to provide website services for the Company. The agreement began on July 1, 2014 and expires on August 1, 2015. The consultant will be compensated with 60,000 shares of the Company’s common stock. The shares were issued in July 2014 and valued at $69,000 or $1.15 per share. Compensation was calculated at the fair market value of the shares at the date earned.

During July 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $4,103 including accrued interest was converted into 16,412 unregistered shares of the Company’s common stock at $0.25 per share, the conversion price as stated in the convertible promissory note.

During August 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $3,059 including accrued interest was converted into 12,235 unregistered shares of the Company’s common stock at $0.25 per share, the conversion price as stated in the convertible promissory note.

During September 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $2,529 including accrued interest was converted into 10,115 unregistered shares of the Company’s common stock at $0.25 per share, the conversion price as stated in the convertible promissory note.

On September 30, 2014, James Hodge, the Company’s Chairman of the board of directors, earned 5,000 shares of the Company’s restricted common stock for service to the Company. These shares were valued at $0.30 per share or $1,500. These shares were earned in accordance to Mr. Hodge’s April 2014 twelve month consulting agreement. Compensation was calculated at the fair market value of the shares at the date earned. The shares were issued in February 2015.

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product from a company beneficially owned by our CEO, Murray Fleming. The seller, a related party, received 300,000 unregistered shares of the Company’s common stock, which were recorded at their par value of $0.001 per share, as the related party had a nominal historical basis for the property.

On October 1, 2014, Murray Fleming was appointed as the Company’s Chief Executive Officer for the 12-month period ending October 1, 2015. Mr. Fleming was compensated with 300,000 unregistered shares of the Company’s common stock valued at $0.38 per share or $114,000. Compensation was calculated at the fair market value of the shares at the date earned. On October 1, 2014, Mr. Fleming beneficially owned 600,000 shares or 50.1% of the outstanding shares of the Company’s common stock, which resulted in a change in control of the Company.

During November 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $250 was converted into 50,000 unregistered shares of the Company’s common stock at $0.005 per share, the conversion price as stated in the convertible promissory note.

During November 2014, Murray Fleming, the Company CEO was granted 1,000 shares of the Company’s preferred stock as compensation for serving the Company. The preferred stock was valued at $113.30 per share or $113,300 based on 50.1% of the Company’s market capitalization on the date of issuance.

During December 2014, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $285 including accrued interest was converted into 56,918 unregistered shares of the Company’s common stock at $0.005 per share, the conversion price as stated in the convertible promissory note.

On December 31, 2014, James Hodge, the Company’s Chairman of the board of directors, earned 5,000 shares of the Company’s restricted common stock for service to the Company. These shares were valued at $0.122 per share or $1,500. These shares were earned in accordance to Mr. Hodge’s April 2014 twelve month consulting agreement. Compensation was calculated at the fair market value of the shares at the date earned. The shares were issued in February 2015.

As of December 31, 2014, the Company has 1,309,825 shares of common stock issued and outstanding.

NOTE 4 - NOTES PAYABLE

	December 31, 2014	December 31, 2013

Short – Term Loans (Including accrued interest of $247 and $0 as of December 31, 2014 and December 31, 2013, respectively) (A)	$7,747	$6,000
Short – Term Loans – Related Party (Including accrued interest of $0 and $172 as of December 31, 2014 and December 31, 2013, respectively)	$-	$1,672
Short – Term Loans – Convertible – Related Party (Including accrued interest of $460 and $0 as of December 31, 2014 and December 31, 2013, respectively and net of debt discount of $13,570 and $0 at December 31, 2014 and at December 31, 2013, respectively) (B)	$23,927	$-
Short – Term Loans – Convertible (Including accrued interest of $8,827 and $2,821 as of December 31, 2014 and December 31, 2013, respectively and net of debt discount of $12,275 and $8,999 at December 31, 2014 and at December 31, 2013, respectively) (C)	138,249	71,043
Totals	$169,923	$78,715

(A) Short – Term Loans

On August 18, 2011, a former related party advanced $1,500 to the Company. The advance is evidenced by a demand promissory note bearing interest at 5% per annum. The unpaid balance including accrued interest was $1,747 and $1,672 at December 31, 2014 and December 31, 2013, respectively.

On January 25, 2013, the Company issued a $12,000 promissory note to an individual. The loan bears interest at 5% and is payable on demand. On September 24, 2013, the note was sold to a third party and the accrued interest was forgiven. According to the release and settlement between the Company and the third party, the note may be converted into unregistered shares of the Company’s common stock for $0.50 per share. The third party converted $6,000 of the note into 12,000 unregistered shares of the Company’s common stock for $0.50 per share. In addition, the Company recorded a loss on conversion of debt for $21,000 in the accompanying statements of operations for the difference between the fair market value to the Company’s common stock and the conversion price. The fair market value on the date of conversion was $2.25 per share. The unpaid balance was $6,000 at December 31, 2014 and December 31, 2013.

(B) Short – Term Loans – Convertible – Related Party

On August 4, 2014, the Company issued an $8,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of February 4, 2015. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $8,167 at December 31, 2014.

On September 3, 2014, the Company issued a $6,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of March 3, 2015. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $6,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $6,100 at December 31, 2014.

On October 1, 2014, the Company issued a $4,625 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of April 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,405, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $4,683 at December 31, 2014.

On October 15, 2014, the Company issued a $3,600 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of April 15, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.004 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $0, and no debt discount was recorded. The debt discount is amortized through the term of the note. The unpaid balance was $3,638 at December 31, 2014.

On November 4, 2014, the Company issued a $6,850 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of May 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $4,110, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $6,907 at December 31, 2014.

On November 8, 2014, the Company issued a $2,962 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of May 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.00475 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,837, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $2,981 at December 31, 2014.

On December 1, 2014, the Company issued a $5,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of June 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.09 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $5,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $5,021 at December 31, 2014.

(C) Short – Term Loans – Convertible

On April 20, 2012, the Company issued a $2,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.009 per share. After the due date, the interest rate on the convertible note increased to 15%. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,083, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $3,391 and $3,016 at December 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note.

On May 10, 2012, the Company issued a $2,600 convertible note to William Gallagher, the Company’s former CEO. The loan bears interest at 5% and has a maturity date of November 10, 2012. In addition, at any time, William Gallagher may convert the note into shares of the Company’s common stock at an exercise price of $0.009 per share. After the due date, the interest rate on the convertible note increases to 15%. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $1,733, and was recorded as debt discount. The debt discount was amortized through the term of the note. During June and July 2013, the Company paid the principal and interest balance of $2,909 to William Gallagher.

On July 18, 2012, the Company issued a $30,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 18, 2012. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $3.50 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $30,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. During January and February 2013, $30,983 including accrued interest was converted into 8,852 unregistered shares of the Company’s common stock at $3.50 per share to fully satisfy the promissory note.

On August 22, 2012, the Company issued a $3,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of January 22, 2013. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $3.50 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $3,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. During March 2013, $3,091 including accrued interest was converted into 883 unregistered shares of the Company’s common stock at $3.50 per share to fully satisfy the promissory note.

On October 19, 2012, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of April 19, 2013. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $3.50 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $3,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. During April 2013, $10,266 including accrued interest was converted into 2,933 unregistered shares of the Company’s common stock at $3.50 per share to fully satisfy the promissory note.

On November 23, 2012, the Company issued a $7,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of May 23, 2013. In addition, at any time, the individual may convert the note into shares of the Company’s common stock at an exercise price of $3.50 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $5,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. During May 2013, $7,175 including accrued interest was converted into 2,050 unregistered shares of the Company’s common stock at $3.50 per share to fully satisfy the promissory note.

On January 28, 2013, the Company issued a $12,500 convertible note to a corporation. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to December 31, 2013 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $5.00 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,508, and was recorded as debt discount. The debt discount was amortized through the term of the note. During August 2013, $12,500 was converted into 2,500 unregistered shares of the Company’s common stock at $5.00 per share to satisfy the principal balance of the promissory note. The unpaid balance of accrued interest was $328 at December 31, 2014 and December 31, 2013.

On January 30, 2013, the Company issued a $7,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of July 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $2.50 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $7,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. During August 2013, $7,688 including accrued interest was converted into 3,075 unregistered shares of the Company’s common stock at $2.50 per share to fully satisfy the promissory note.

On February 20, 2013, the Company issued a $7,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 20, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $2.50 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $7,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. During September 2013, $7,688 including accrued interest was converted into 3,075 unregistered shares of the Company’s common stock at $2.50 per share to fully satisfy the promissory note.

On February 26, 2013, the Company issued a $12,500 convertible note to a corporation. The loan bears interest at 5% and is payable on demand and may be converted at any time prior to January 31, 2014 into shares of the Company’s common stock. The conversion price shall be 80% of the average closing price of the stock for the ten (10) business days preceding the conversion notice. The conversion price shall not be lower than $0.50 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $1,705, and was recorded as debt discount. During March 2014, $13,151 including interest was converted into 13,171 unregistered shares of the Company’s common stock at $0.999 per share. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $13,021 at December 31, 2013.

On April 30, 2013, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of October 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $2.50 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. On November 7, 2013, the Company agreed to modify the terms of the convertible promissory note to reduce the conversion price from $2.50 per share and to $0.75 per share. During November 2013, $10,750 including accrued interest was converted into 14,333 unregistered shares of the Company’s common stock at $0.75 per share to fully satisfy the promissory note.

On April 30, 2013, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 10% and has a maturity date of October 30, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $5.00 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $4,800, and was recorded as debt discount. The debt discount was amortized through the term of the note. On November 7, 2013, the Company agreed to modify the terms of the convertible promissory note to reduce the conversion price from $5.00 per share to $0.75 per share. During December 2013, $10,189 including accrued interest was converted into 13,585 unregistered shares of the Company’s common stock at $0.75 per share to fully satisfy the promissory note. In addition, the fair value of the conversion option in connection with the note on the date of modification aggregated $5,200, and was recorded as debt discount. Since the note was past due, the debt discount was recognized as interest expense on the date of modification.

On May 27, 2013, the Company issued a $12,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of November 27, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $2.50 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. On January 6, 2014, the Company agreed to modify the terms of this $12,500 convertible promissory notes dated May 27, 2013. The conversion rate was reduced from $2.50 per share to $0.75 per share. During January 2014, $12,849 including interest was converted into 17,132 unregistered shares of the Company’s common stock at $0.75 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $12,865 at December 31, 2013.

On June 11, 2013, the Company issued a $6,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $7,001 and $6,676 at December 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note.

On June 11, 2013, the Company issued a $6,222 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,393, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $6,702 and $6,391 at December 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note.

On June 11, 2013, the Company issued a $6,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $7,001 and $6,676 at December 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note.

On June 18, 2013, the Company issued a $12,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 18, 2013. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.25 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. During March 2014, $4,000 was converted into 16,000 unregistered shares of the Company’s common stock at $0.25 per share. During July 2014, $4,103 including accrued interest was converted into 16,412 unregistered shares of the Company’s common stock at $0.25 per share. During August 2014, $3,059 including accrued interest was converted into 12,235 unregistered shares of the Company’s common stock at $0.25 per share. During September 2014, $2,529 including accrued interest was converted into 10,115 unregistered shares of the Company’s common stock at $0.25 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $12,839 at December 31, 2013.

On August 2, 2013, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of February 2, 2014. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount was amortized through the term of the note. During November 2014, $250 was converted into 50,000 unregistered shares of the Company’s common stock at $0.005 per share. During December 2014, $285 including accrued interest was converted into 56,918 unregistered shares of the Company’s common stock at $0.005 per share. The unpaid balance including accrued interest was $11,085 and $10,208 at December 31, 2014 and December 31, 2013, respectively.

On December 10, 2013, the Company issued a $3,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of June 10, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.015 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $3,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $3,159 and $3,009 at December 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note.

On December 10, 2013, the Company issued a $5,000 convertible note to an individual. The loan bears interest at 5% and has a maturity date of June 10, 2014. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.015 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $5,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $5,264 and $5,014 at December 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note.

On April 8, 2014, the Company issued a $21,000 convertible note to a corporation. The loan bears interest at 8% and has a maturity date of October 8, 2014. On March 12, 2015, the repayment term were extended to December 31, 2015.In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $21,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $22,496 at December 31, 2014.

On May 8, 2014, the Company issued a $21,000 convertible note to a corporation. The loan bears interest at 8% and has a maturity date of November 8, 2014. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $14,538, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $22,365 at December 31, 2014.

On May 28, 2014, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of November 28, 2014. On March 12, 2015, the repayment term were extended to December 31, 2015.In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $7,538, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $10,375 at December 31, 2014.

On June 23, 2014, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 23, 2014. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The individual contributed $5,000 in June 2014 and $5,000 in July 2014. The unpaid balance was $10,250 at December 31, 2014.

On July 11, 2014, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of January 11, 2015. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $10,229 at December 31, 2014.

On August 4, 2014, the Company issued an $8,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of February 4, 2015. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $8,167 at December 31, 2014.

On September 3, 2014, the Company issued a $6,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of March 3, 2015. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $6,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $6,100 at December 31, 2014.

On October 1, 2014, the Company issued a $4,625 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of April 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,405, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $4,683 at December 31, 2014.

On November 4, 2014, the Company issued a $6,850 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of May 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.0025 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $4,110, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $6,907 at December 31, 2014.

On December 1, 2014, the Company issued a $5,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of June 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.09 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company’s common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $5,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $5,021 at December 31, 2014.

As of December 31, 2014, the total short-term loans - convertible amounted to $188,021 which includes $9,287 of accrued interest. The conversion price of the notes were fixed and determinable on the date of issuance and as such in accordance with ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), the embedded conversion options of the note were not considered derivative liabilities. The beneficial conversion features of certain convertible notes are at a price below fair market value. The Company recorded interest expense on the debt discount of $100,098 and $96,864 for the years ended December 31, 2014 and 2013, respectively, in the accompanying statement of operations. In addition, the out-of-period adjustment at December 31, 2013 for the improperly valued beneficial conversion option of the Company’s convertible notes payable was a charge to interest expense of $58,272.

NOTE 5 - PROVISION FOR INCOME TAXES

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

The income tax provision (benefit) consists of the following:

	December 31,
	2014	2013
Federal
Current	$-	$-
Deferred	(1,894,184)	(1,666,585)

State and local
Current	-	-
Deferred	-	-
	(1,894,184)	(1,666,585)
Change in valuation allowance	1,894,184	1,666,585
Income tax provision (benefit)	$-	$-

At December 31, 2014 and 2013, the Company had a net operating loss (“NOL’s”) carry forward in the amount of $5,571,130 and $4,901,721, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company has not filed its federal tax returns since inception and therefore, the NOL’s will not be available to offset future taxable income until the tax returns are filed with the respective federal tax authorities.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2014 and 2013 is summarized below.

	2014	2013
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0

NOTE 6 - MAJOR CUSTOMERS

The Company generated nominal revenues during the years ended December 31, 2014 and 2013.

NOTE 7 - INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for consumers informed of the dangers of Type 2 diabetes. The acquisition of Type2 Defense was paid for by the issuance of 40,000 shares of the Company’s common stock. The shares were valued at $200,000 or $5.00 per share based on the closing price of the Company’s common stock on September 26, 2011. The agreement also included the issuance of 20,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 20,000 shares of Company’s common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 1,200 shares of the Company’s common stock related to the reaching of the 1,500 customers milestone in the original agreement was approved by the board of directors. The shares were valued at $5.50 per share or $6,600. The issuance of 20,000 shares of the Company’s common stock upon reaching 1,500 customers was reduced by the advance to 1,200 shares. During June 2013, the Company achieved the operational milestones as specified in the September 26, 2011 Type 2 Defense acquisition agreement. On June 18, 2013, the Company issued 20,000 shares to the Company’s former CEO for the Type2 Defense product meeting the operational milestones. The shares were valued at $7.50 per share or $150,000 and included as stock based compensation in the statement of operation in 2011. In addition, on June 18, 2013, an advance of 10,000 shares of the Company’s common stock related to reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors and issued to William Gallagher, the Company’s former CEO. The shares were valued at $7.50 per share or $75,000 and included as stock based compensation in the accompanying statement of operation in 2013. As of March 30, 2015 the milestone has not been achieved and the Type2 Defense product has been discontinued, the shares will not be issued.

Since the Company has not been able to generate substantial revenues from the Type 2 Defense product since June 2013 and has produced only nominal sales of the product in 2014, the Company elected to write-off the $200,000 intellectual property for Type2 Defense as impaired. In addition, the Company no longer intends to manufacture additional Type2 Defense product. As of the current period, our remaining inventory of Type2 Defense product on-hand is -0- and remaining inventory placed with our online and fulfillment sales partner is 858 cases.

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product for the purchase price of 300,000 unregistered shares of the Company’s common stock from a company beneficially owned by the Company’s CEO, Murray Fleming. The shares were recorded at their par value of $0.001 per share or $300, valued at the nominal historical cost of the related party seller.

All assets other than the intellectual property had a fair value of $0, with the intellectual property valued at $300.

NOTE 8 - SUBSEQUENT EVENTS

On January 7, 2015, the Company issued a $4,315 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of July 7, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.04 per share.

On January 8, 2015, the Company issued an $8,750 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of July 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.04 per share.

On January 8, 2015, the Company issued an $8,750 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of July 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.04 per share.

During January 2015, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $290 including accrued interest was converted into 58,092 unregistered shares of the Company’s common stock at $0.005 per share.

On February 2, 2015, the Company issued a $12,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.031 per share.

On February 2, 2015, the Company issued a $12,500 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of August 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.031 per share.

During February 2015, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $294 including accrued interest was converted into 58,750 unregistered shares of the Company’s common stock at $0.005 per share.

On February 13, 2015, James Hodge, the Company’s Chairman of the board of directors, was issued 70,867 shares of the Company’s restricted common stock to fully satisfy his management consulting agreement dated April 4, 2014 for service to the Company. These shares were valued at $0.085 per share or $6,000.

During February 2015, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $295 including accrued interest was converted into 59,078 unregistered shares of the Company’s common stock at $0.005 per share.

During February 2015, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $296 including accrued interest was converted into 59,244 unregistered shares of the Company’s common stock at $0.005 per share.

On March 2, 2015, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of September 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.025 per share.

On March 2, 2015, the Company issued a $10,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of September 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $.025 per share.

During March 2015, a promissory note was partially converted into unregistered shares of the Company’s common stock. The amount totaled $270 including accrued interest was converted into 54,018 unregistered shares of the Company’s common stock at $0.005 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)	Former independent accountants.

(i)	On October 3, 2014, Bio-Solutions Corp. (“Registrant”) notified Anton & Chia, LLP (ANC) the Registrant’s independent registered public accounting firm, that it was being dismissed.

(ii)

The report of ANC on the consolidated financial statements of the Registrant as of and for the year ended December 31, 2013 did not contain an adverse opinion or a disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report included an explanatory paragraph relating to an uncertainty as to the Company’s ability to continue as a going concern.

(iii)	The decision to discontinue the audit services of ANC was approved by our Board of Directors.

(iv)

During the fiscal year ended December 31, 2013 and through October 6, 2014, there has been no disagreement with ANC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of ANC, would have caused ANC to make reference to the subject matter of the disagreement in its report. There have been no reportable events as provided in Item 304 (a)(1)(v) of Regulation S-K up to and including the dismissal of ANC except for the material weakness in its system of internal controls over financial reporting which ANC advised the Company existed. The controls designed were adequate for financial disclosures required for the preparation of the Company Form 10-Q and 10-K filings; however due to lack of resources in the Company’s accounting department the controls were not operating effectively. The Company’s board of directors discussed this issue with ANC. ANC has been fully authorized by the Company to answer all inquiries of ANC concerning the controls that were not operating effectively. There are no limitations placed on ANC or ANC concerning the inquiry of any matter related to the Company’s financial reporting.

(v)

We have provided ANC with a copy of this disclosure and have requested that ANC furnish us with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of the letter from ANC, dated October 6, 2014 is filed as Exhibit 16.1 to this Form 8-K.

(b)	New independent accountants.

(i)

On October 3, 2014, we retained Messineo & Co, CPAs, LLC (MCO) as our new independent registered public accounting firm to review Registrant’s financial statements for the Quarter ended September 30, 2014 and audit the fiscal year ending December 31, 2014. Our board of directors approved the appointment.

(ii)

During the Company’s two most recent fiscal years and any subsequent interim period preceding such engagement, we have not previously consulted with MCO on the application of accounting principles to a specified transaction, or on the type of audit opinion that might be rendered on our financial statements, or any other matter that was the subject of a disagreement between the Company and MCO or was a reportable event. In addition, the Company did not consult with MCO regarding the material weakness of the Company’s internal control over financial reporting prior to engaging MCO.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2014, the date of this report, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's annual report on internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and interim principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2014.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiency that represents material weaknesses at December 31, 2014:

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

As a result of this material weakness described above, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO. The Company intends to augment the Company’s internal controls procedures and expand the Company’s accounting staff. The Company intends to initiate measures to remediate and refine the Company’s internal controls to address this identified material weakness as the Company grows and obtains a stronger cash position that would justify additional expenditures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Annual Report, the following table sets forth information regarding our executive officers and directors:

Name	Age	Position
Murray Fleming	52	Chief Executive Officer
James Hodge	54	Chairman of the Board of Directors and Interim Chief Financial Officer
Peggy Knight	59	Chief Marketing Officer and Executive Vice President of Marketing
Thomas E. Metzger, Ph.D.	53	Former Chief Executive Officer, Chief Financial Officer and Director
William Gallagher	75	Former Chief Executive Officer, Chief Financial Officer and Director

Murray Fleming. On October 1, 2014, Murray Fleming was appointed the Company’s Chief Executive Officer for the 24-month period ending October 1, 2016. On February 10, 2015 Mr. Fleming was appointed the Company’s Chief Financial Officer. From 2006 to the present date, Mr. Fleming has been the managing director of a privately held investment company. Mr. Fleming earned a Bachelor of Arts degree with formal concentrations in Economics & Environmental Studies from the University of Victoria in May of 1986. In addition to serving as Chief Executive Officer of Glucose Health Inc., Mr. Fleming is a member of the Board of Directors of Nacel Energy Corporation.

James Hodge. Mr. Hodge was appointed as Chairman of the Company’s board of directors April 8, 2014 and the Company’s interim Chief Financial Officer on July 22, 2014. Mr. Hodge additionally serves as Chairman and CEO of ReelTime Rentals, Inc., a public company. For the last ten years, Mr. Hodge has been a consultant to the private equity firm Capital Consulting, Inc. of Delray Beach, FL, which is a principal investor in Glucose Health, Inc. Prior to this engagement he served as Director of Corporate Credit for Speedcom Wireless Corporation of Sarasota, Florida.

Peggy Knight. Ms. Knight joined the Company December 19, 2013. Ms. Knight has over 20 years of retail experience with Walmart Inc. and Sam’s Club. Her expertise includes operations, marketing, sourcing, product development, vendor relations and financial services. Ms. Knight is also President of an independent consulting firm which assists companies in bringing new products into Sam’s Club and Walmart Inc. On April 21, 2014, Ms. Knight was appointed the Company’s Chief Marketing Officer.

Thomas E. Metzger, Ph.D. On July 22, 2014, Mr. Metzger resigned from the Company.

William Gallagher. On April 8, 2014, Mr. Gallagher resigned from the Company.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. All officers are appointed annually by the board of directors and serve at the discretion of the board. Currently directors receive compensation of $500 per month.

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

Nominating Committee. Our entire board of directors participates in consideration of director nominees. The board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer. The board will also evaluate whether the candidates' skills and experience are complementary to the existing board's skills and experience as well as the board's need for operational, management, financial, international, technological or other expertise. The board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our board of directors at 609 SW 8th Street, 6th Floor, Bentonville, AR 72712. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates.

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

Item 11. Executive Compensation

Summary Compensation Table.

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer, our other executive officers and our directors for years ended December 31, 2014 and 2013.

		Annual Compensation			Long Term Compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	Payouts LTIP Payouts ($)	All Other Compensation		Total Compensation
Murray Fleming, Chief Executive Officer,	2014	None	None	None	None	None	None	$227,300	(1)	$227,300
Chief Financial Officer	2013	None	None	None	None	None	None	None		None

James Hodge,	2014	$6,000	None	None	None	None	None	$11,275	(2)	$17,275
Chairman of the board of directors	2013	None	None	None	None	None	None	None		None

Peggy Knight,	2014	$20,500	None	None	None	None	None	$11,325	(3)	$31,825
Chief Marketing Officer	2013	None	None	None	None	None	None	None		None

Thomas E. Metzger Ph.D., former Chief Executive Officer,	2014	None	None	None	None	None	None	$8,700	(4)	$8,700
Chief Financial Officer, director (a)	2013	None	None	None	None	None	None	$37,500	(5)	$37,500

William Gallagher, former Chief Executive Officer,	2014	$12,000	None	None	None	None	None	None		$12,000
Chief Financial Officer, director (b)	2013	None	None	None	None	None	None	$225,000	(6)	$225,000

______________

(1)

Value of 300,000 unregistered shares issued in October 2014 at $0.38 per share or $114,000 and 1,000 shares of unregistered shares preferred stock issued in November 2014 at $113.30 per share or $113,300, in accordance to Mr. Fleming’s 24 month management consulting agreement dated September 30, 2014 and revised on November 28, 2014.

(2)

Value of 11,923 unregistered shares issued in April and July 2014 at $0.694 per share or $8,275 and 17,295 unregistered shares earned but not issued at $0.173 per share or $3,000, in accordance to Mr. Hodge’s 12 month management consulting agreement dated April 4, 2014.

(3)	Value of 15,000 unregistered shares issued in April 2014 at $0.755 per share or $11,325, in accordance to Ms. Knight’s 24 month sales consulting agreement dated April 4, 2014.
(4)	Value of 10,000 unregistered shares issued in April and July 2014 at $0.87 per share or $8,700, in accordance to Mr. Metzger’s 12 month management consulting agreement dated April 4, 2014.
(5)	Value of 5,000 unregistered shares issued in July 2013 at $7.50 per share or $37,500 for director compensation to the Company.
(6)

Value of 30,000 unregistered shares issued in June 2013 at $7.50 per share or $225,000 for achieved the operational milestones as specified in the September 26, 2011 Type 2 Defense acquisition agreement.

(a)	Mr. Metzger resigned July 22, 2014.
(b)	Mr. Gallagher resigned April 8, 2014.

Employment Contracts and Termination of Employment.

Mr. Gallagher signed an 18 month employment contract on July 1, 2012. The contract expired on December 31, 2013. According to the contract, Mr. Gallagher was to be compensated with 30,000 unregistered shares of the Company’s common stock valued at $225,000 or $7.50 per share. The shares were issued in October 2012.

We have no other plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment as a result of resignation or retirement.

Outstanding Equity Awards.

As of December 31, 2014, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Murray Fleming, Chief Executive Officer Chief Financial Officer	0	0	0	0	0	0	0	0	0

James Hodge, Chairman of the board of directors, interim Chief Financial Officer	0	0	0	0	0	0	0	0	0

Peggy Knight, Chief Marketing Officer	0	0	0	0	0	0	0	0	0

Thomas E. Metzger PHD, former Chief Executive officer, Chief Financial Officer, director	0	0	0	0	0	0	0	0	0

William Gallagher, former Chief Executive officer, former Chief Financial Officer, director	0	0	0	0	0	0	0	0	0

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

Director Compensation.

Our directors currently receive salary compensation of $500 per month by virtue of their serving on the Company’s board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2014, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officer, and all of our directors and executive officer as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
	Officers and Directors
Common Stock	Murray Fleming, CEO, CFO	600,000 shares	42.7%
Common Stock	James Hodge, Chairman of board of directors	49,219 shares	3.5%
Common Stock	Peggy Knight, Chief Marketing Officer	15,000 shares	1.1%
Common Stock	All directors and named executive officers as a group (3 persons)	678,809 shares	47.3%*
	5% and Greater Beneficial Owners
Common Stock	None

_______________

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

Changes in Control.

The following transaction resulted in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

On October 1, 2014, the Company entered into an agreement and issued 300,000 unregistered shares of the Company’s common stock to corporation beneficially owned by the Company’s CEO, Murray Fleming, to purchase the Glucose Health Natural Blood Sugar Maintenance™ product. Additionally, on October 1, 2014, the Company entered into a management consulting agreement and issued 300,000 unregistered shares of the Company’s common stock to Murray Fleming. The 300,000 shares issued to Mr. Fleming directly and the 300,000 shares issued to the corporation over which Mr. Fleming exercises voting control of the 300,000 shares, constitute a change of the control of the Company. On October 1, 2014, Mr. Fleming beneficially owned 600,000 shares or 50.1% of the outstanding shares of the Company’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

Mr. Gallagher signed an 18 month employment contract on July 1, 2012. The contract expired on December 31, 2013. According to the contract, Mr. Gallagher was to be compensated with 30,000 unregistered shares of the Company’s common stock valued at $225,000 or $7.5 per share. The shares were issued in October 2012.

On April 8, 2014, William Gallagher, Chief Executive Officer and director elected to retire from the Company. Mr. Gallagher signed a twenty four (24) month advisory agreement to promote the Company’s product(s), introduce new products and to provide capital formation initiatives. Mr. Gallagher will be compensation with a $2,500 monthly fee (an aggregate of $60,000). In addition, Mr. Gallagher will receive a 10% commission on the collections of sales he consummates. On September 13, 2014, this agreement was revised to a $1,500 monthly fee (an aggregate of $45,000) and the term extended an additional 12 months ended on March 31, 2017.

In addition, Mr. Gallagher is owed $1,301 and Mr. Ben Gallagher, former product director, is owed $690 for expenses paid on behalf of the Company. These balances are included in accounts payable and accrued expenses in the accompanying Balance Sheet.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

Fees of $16,480 and $19,800 in the fiscal year ended December 31, 2014 and 2013, respectively, were paid for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K.

Audit-Related Fees.

For the fiscal year ended December 31, 2014 and 2013, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees.

For the fiscal year ended December 31, 2014 and 2013 respectively, our accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The board of directors in accordance with its procedures approved all of the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Included in Item 7

(b) Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer/Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 as of December 31, 2014

32.1	Certification of Principal Executive Officer/Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as of December 31, 2014

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

March 30, 2015	By:	/s/ Murray Fleming
	Name:	Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2015	By:	/s/ Murray Fleming
	Name:	Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer/Financial Officer)

March 30, 2015	By:	/s/ James Hodge
	Name:	James Hodge
	Its:	Chairman of the board of directors

