Form 10-Q
period 2015-03-31
Glucose Health, Inc.
filed 2015-05-19
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _________ to __________

GLUCOSE HEALTH, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-55439	98-0557171
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

609 SW 8th Street, Suite 600, Bentonville, AR, 72712

(Address of Principal Executive Offices) (Zip Code)

(479) 802-3827

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Note: The Company is a voluntary filer and is not subject to Exchange Act Section 13 or 15(d) because it is not obligated to file Exchange Act reports pursuant to either of those provisions.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

Class	Outstanding at May 18, 2015
Common Stock, $0.001 Par Value	2,015,002

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

The results for the three months ended March 31, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 30, 2015.

GLUCOSE HEALTH INC.
BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,040	$4,871
Inventory	12,500	-
Due from affiliate	250	-
Prepaid expenses	21,500	38,859
Total current assets	37,290	43,730

Other Asset
Intellectual assets, net of accumulated
amortization of $0 and $0, respectively	300	300

TOTAL ASSETS	$37,590	$44,030

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$139,622	$154,659
Notes payable	7,822	7,747
Note payable, related party	-	-
Convertible notes payable, related parties	50,694	23,927
Convertible notes payable	171,710	138,249
Total current liabilities	369,848	324,582

TOTAL LIABILITIES	369,848	324,582

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $ no par value, 1,000 shares authorized,
1,000 and -0- shares issued and outstanding as of
March 31, 2015 and December 31, 2014, respectively	113,200	113,200
Common stock, $0.001 par value, 200,000,000 shares authorized,
1,778,081 and 1,309,825 shares issued and outstanding as of
March 31, 2015 and December 31, 2014, respectively (1)	1,778	1,310
Additional paid in capital	5,296,168	5,228,346
Stock subscription	23,000	23,000
Deferred compensation	-	-
Accumulated other comprehensive loss	(75,278)	(75,278)
Accumulated deficit	(5,691,126)	(5,571,130)
Total stockholders' deficit	(332,258)	(280,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37,590	$44,030

______________

(1) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014.

See notes to the unaudited financial statements

GLUCOSE HEALTH INC.
STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2015	MARCH 31, 2014

REVENUE	$25	$47

COST OF REVENUES
Cost of revenues	-	1,000
Total Cost of Revenues	-	1,000

GROSS INCOME/(LOSS)	25	(953)

OPERATING EXPENSES
Professional	61,358	33,616
General and administrative	3,385	5,363
Total Operating Expenses	64,743	38,979

LOSS FROM OPERATIONS	(64,718)	(39,932)

OTHER INCOME (EXPENSE)
Interest income (expense)	(55,278)	(6,473)
Total other expense	(55,278)	(6,473)

LOSS BEFORE IMCOME TAXES	(119,996)	(46,405)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	-	-

NET LOSS	$(119,996)	$(46,405)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED (2)	1,561,916	557,732

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(0.08)

____________

(2) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014.

See notes to the unaudited financial statements

GLUCOSE HEALTH INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2015	MARCH 31, 2014
OPERATING ACTIVITIES:
Net loss	$(119,996)	$(46,405)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	6,000	17,372
Amortization of note discount	39,854	-
Beneficial conversion feature of notes payable	-	5,667
Change in assets and liabilities:
(Increase) decrease in loans and advances	(250)	-
(Increase) decrease in inventory	(12,500)	1,204
Decrease in prepaid expenses	17,359	-
Increase in accounts payable and accrued expenses	387	21,451
Total adjustments	50,850	45,694
Net cash used in operating activities	(69,146)	(711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	67,315	-
Net cash provided by financing activities	67,315	-

NET INCREASE (DECREASE) IN CASH	(1,831)	(711)

CASH - BEGINNING OF PERIOD	4,871	711

CASH - END OF PERIOD	$3,040	$-

NONCASH OPERATING AND INVESTING ACTIVITIES:
Conversion of notes payable and accrued interest to common stock	$1,750	$30,000
Cancellation for 600,000 shares of common stock to settle liabilities	$-	$21,000
Conversion of liability to common stock	$4,315	$-

See notes to the unaudited financial statements

GLUCOSE HEALTH INC.
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2014 10-K and audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

Although we intend to market our new Glucose Health™ product through online retailers including Amazon.com, our principal marketing focus will be channel sales through national and regional pharmacy retailers. In this regard, we retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations and procedures, necessary, in part, to achieve such channel sales, to assist us.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $5,691,126 since inception and needs to raise additional funds to carry out its business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates it will need a total of $120,000 in capital to continue operations through the end of 2015. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officer and directors may need to contribute funds to sustain operations.

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

The Company previously operated in Canada and certain accounts of the Company were reflected in currencies other than the U.S. dollar. Effective January 1, 2013, the Company changed its functional currency from the Canadian dollar to the US dollar and combined the accounting records into a single set of books based on the currency translation rate at January 1, 2013. Prior to January 1, 2013, the Company recorded translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions were included in other income (expense) in the results of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2015 and December 31, 2014.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Prepaid Expenses

The Company considers all items incurred for future service to be prepaid expenses. As of March 31, 2015 and December 31, 2014, the Company had prepaid expenses of $21,500 and $38,859, respectively, comprised of the issuance of unregistered shares of the Company’s common stock to consultants.

Recoverability of Long-Lived Assets

The Company reviews its long-lived assets on a periodic basis, namely intellectual property, whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities, is the implied fair value of goodwill.

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates. A 10% decrease in the estimated discounted cash flows for the reporting units tested would result in impairment that is not material to our results of operations. A 1.0 percentage point increase in the discount rate used would also result in impairment that is not material to our results of operations.

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant.

During the three months ended March 31, 2015 and the fiscal year 2014, we recorded no impairment charges related to other intangible assets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of March 31, 2015, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions. The tax years for 2009 to 2013 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. Except as noted below, the Company has not issued any options or warrants to date. At March 31, 2015, the total shares issuable upon conversion of convertible notes payable would be approximately 230,226 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of March 31, 2015, the Company had inventory of $12,500.

Recent Issued Accounting Standards

There were updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001. On June 30, 2010, the authorized shares were increased to 90,000,000. In October 2012, the Company increased the authorized common shares to 200,000,000.

As of March 31, 2015, 1,778,120 shares of the Company’s common stock and 1000 of the Company’s Preferred Stock were issued and outstanding.

Issuances pursuant to Conversions

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

During January 2015, a promissory note and related accrued interest was converted into unregistered shares of the Company’s common stock. The amount totaled $290 including accrued interest and was converted into 58,092 unregistered shares of the Company’s common stock at $0.005 per share, the conversion price as stated in the convertible promissory note.

During February 2015, a promissory note and related accrued interest was converted into unregistered shares of the Company’s common stock. The amount totaled $886 including accrued interest and was converted into 177,072 unregistered shares of the Company’s common stock at $0.005 per share, the conversion price as stated in the convertible promissory note.

During March 2015, a promissory note and related accrued interest was converted into unregistered shares of the Company’s common stock. The amount totaled $541 including accrued interest and was converted into 162,264 unregistered shares of the Company’s common stock at $0.005 per share, the conversion price as stated in the convertible promissory note.

Issuances pursuant to Agreements

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

During February 2015, the Company issued 70,867 unregistered shares of the Company’s common stock as compensation to the Company’s Chairman of the Board. These shares were valued at $0.08467 per share or $6,000.

NOTE 4 – NOTES PAYABLE

On January 7, 2015, the Company issued a $4,315 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of July 7, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.04 per share.

On January 8, 2015, the Company issued an $8,750 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of July 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.04 per share.

On January 8, 2015, the Company issued an $8,750 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of July 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.04 per share.

On February 2, 2015, the Company issued a $12,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.031 per share.

On February 2, 2015, the Company issued a $12,500 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of August 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.031 per share.

On March 2, 2015, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of September 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.025 per share.

On March 2, 2015, the Company issued a $10,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of September 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.025 per share.

NOTE 5 - INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement formulated to support healthy glucose levels for consumers informed of the dangers of Type 2 diabetes. The acquisition of Type2 Defense was paid for by the issuance of 40,000 shares of the Company’s common stock. The shares were valued at $200,000 or $5.00 per share based on the closing price of the Company’s common stock on September 26, 2011. The agreement also included the issuance of 20,000 shares of the Company’s common stock upon achieving certain operational milestones and an additional 20,000 shares of Company’s common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 1,200 shares of the Company’s common stock related to the reaching of the 1,500 customers’ milestone in the original agreement was approved by the board of directors. The shares were valued at $5.50 per share or $6,600. The issuance of 20,000 shares of the Company’s common stock upon reaching 1,500 customers was reduced by the advance to 1,200 shares. During June 2013, the Company achieved the operational milestones as specified in the September 26, 2011 Type 2 Defense acquisition agreement. On June 18, 2013, the Company issued 20,000 shares to the Company’s former CEO for the Type2 Defense product meeting the operational milestones. The shares were valued at $7.50 per share or $150,000 and included as stock based compensation in the statement of operation in 2011. In addition, on June 18, 2013, an advance of 10,000 shares of the Company’s common stock related to reaching of 1,500 customers’ milestone in the original agreement was approved by the board of directors and issued to William Gallagher, the Company’s former CEO. The shares were valued at $7.50 per share or $75,000 and included as stock based compensation in the accompanying statement of operation in 2013. As of March 30, 2015 the milestone has not been achieved and the Type2 Defense product has been discontinued, the shares will not be issued.

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

NOTE 6 - SUBSEQUENT EVENTS

On May 14, 2014, a consultant was granted the right to purchase 50,000 shares of the Company’s common stock at a price of $0.25 per share each quarter. As of March 31, 2015 the Consultant had not exercised this right and the right expired May 14, 2015.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2014 together with notes thereto as previously filed with our Annual Report on Form 10-K on March 30, 2015. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2015 and December 31, 2014.

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

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities, is the implied fair value of goodwill.

We make critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates. A 10% decrease in the estimated discounted cash flows for the reporting units tested would result in impairment that is not material to our results of operations. A 1.0 percentage point increase in the discount rate used would also result in impairment that is not material to our results of operations.

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

Revenue Recognition

The Company currently has nominal revenues. Once the Company emerges from the development stage and generates revenue from the sales of our products, the following criteria for recognition will be utilized:

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

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of March 31, 2015, the Company had inventory of $12,500 comprised solely of the Glucose Health™ Natural Blood Sugar Maintenance product.

Overview of the Company

Glucose Health, Inc. (f/k/a. Bio-Solutions Corp.) was incorporated under the laws of the State of Nevada on March 27, 2007. Our principal executive office is located at 609 SW 8th Street, 6th Floor, Bentonville, AR 72712 and our telephone number is 479-802-3827. Our corporate website is www.glucosehealthinc.com and our product website is www.glucosehealth.com. Our CUSIP number is 379894108 and trading symbol is GLUC. We are a manufacturer of dietary supplements and our business focus is serving consumers with Type 2 diabetes and those persons concerned about Type 2 diabetes. As discussed in greater detail below, our principal product is Glucose Health™ Natural Blood Sugar Maintenance (“product”). We acquired this product on October 14, 2014 and we are in the early stages of manufacturing, marketing and distributing this product. We have a history of losses and have generated only nominal revenues since our inception.

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

On October 1, 2014, Murray Fleming was appointed the Company’s Chief Executive Officer for the 12-month period ending October 1, 2015. Additionally, on October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product from a company of which Mr. Fleming is the beneficial owner. Our principal marketing focus for the product will be channel sales through national and regional pharmacy retailers. In this regard, we retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations, necessary, in part, to achieve such channel sales. In addition, we intend to also market the product to retail customers via our dedicated product website and through other online marketplaces such as Amazon.com.

Glucose Health™ Natural Blood Sugar Maintenance is a dietary supplement formulated from natural ingredients, including soluble corn fiber, extracts of water soluble cinnamon tree bark, chromium picolinate, extracts of green and white teas, vitamin C from sodium ascorbate and stevia leaf; ingredients shown in certain clinical research published by the National Institutes of Health (www.glucosehealth.com/clinical-trials) to have a beneficial impact upon healthy glucose, triglyceride and cholesterol levels. The Centers for Disease Control and Prevention (CDC) publishes the National Diabetes Statistics Report annually. The 2014 Report estimates 2 of 5 Americans will develop Type 2 diabetes in their lifetime. The Company believes the CDC Report and other similar research indicates the existence of a large and growing market of consumers aware of the dangers of Type 2 diabetes and seeking natural products like Glucose Health™ Natural Blood Sugar Maintenance to proactively maintain healthy blood glucose levels.

On January 5, 2015, the Company signed a contract manufacturing agreement with Natural Solution Labs, Inc. for the testing, compounding, supply and order fulfillment for the Glucose Health™ Natural Blood Sugar Maintenance product. The product is to be packaged in a “Value-Size” container format consisting of 310 grams of formula with 45 servings. In addition, the Company plans to introduce an “On-the-Go” packaging format of 30 stick packs to a box lasting approximately 30 days in fiscal 2015.

On January 7, 2015, the Company completed its implementation of Current Good Manufacturing Practices (CGMP). The Dietary Supplement (DS) CGMP rule in 21 CFR part 111 of the FDA's regulations requires companies which manufacture, package, label, or hold a dietary supplement to establish and follow current good manufacturing practice to ensure the quality of the dietary supplement and to ensure that the dietary supplement is packaged and labeled as specified in the master manufacturing record.

On January 26, 2015, the Company filed an initial application for trademark protection related to its line of dietary products, with the United States Trademark and Patent Office (USPTO).

On January 29, 2015, the Company appointed of Chandrasekhar Mallangi, Ph.D., as an advisor. Dr. Mallangi earned a Ph.D. in Food Science from Oregon State University and is an advisor to multinational companies in the development of nutritional products. Dr. Mallangi is the credited inventor and co-inventor for patents in the area of food nutrition, awarded by the USPTO to subsidiaries of Nestle, SA of Vevey, Switzerland.

 On February 10, 2015, Murray Fleming, the Company’s Chief Executive Officer was appointed the Company’s Chief Financial Officer. Mr. Fleming replaces James Hodge the Company’s interim Chief Financial Officer. Mr. Hodge will remain the Company’s Chairman of the board of directors.

On February 24, 2015, the Company completed FDA facility registration, a compliance procedure for manufacturers of dietary and nutritional supplements.

Results of Operations

For the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

Revenues

We generated nominal revenues for the three months ended March 31, 2015 compared to nominal revenues for the three months ended March 31, 2014. We hope to generate substantial revenues, continue operations and implement our business plan by September 30, 2015. The Company’s focus for 2015 will be the launch of Glucose Health™ Natural Blood Sugar Maintenance dietary supplement products.

Operating Expenses

For the three months ended March 31, 2015, we had total operating expenses of $64,743, as compared to total operating expenses of $38,979 for the three months ended March 31. 2014. The increase of $25,764 or 66%, in operating expenses between the two periods is primarily due to an approximate $28,000 increase in professional fees paid for by cash and the issuance common stock, net of the decrease of $2,000 in other general and administrative expenses. We expect we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss

For the three months ended March 31, 2015, after interest expense of $55,278, we had a net loss of $119,996 or $0.08 per share. In comparison, for the three months ended March 31, 2014, after interest expense of $6,473, we had a net loss of $46,405 or $0.08 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

As of March 31, 2015 our current assets totaled $37,290 consisting primarily of $12,500 of inventory and $21,500 of prepaid expenses.

Our current liabilities were $369,848 as of March 31, 2015, which was represented by accounts payable and accrued expenses of $139,622, short term loans of $7,822, and convertible notes payable of $222,404.

We had no other liabilities and no long-term commitments or contingencies as of March 31, 2015.

On January 7, 2015, the Company issued a $4,315 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of July 7, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.04 per share.

On January 8, 2015, the Company issued an $8,750 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of July 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.04 per share.

On January 8, 2015, the Company issued an $8,750 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of July 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.04 per share.

On February 2, 2015, the Company issued a $12,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.031 per share.

On February 2, 2015, the Company issued a $12,500 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of August 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.031 per share.

On March 2, 2015, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of September 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.025 per share.

On March 2, 2015, the Company issued a $10,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of September 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.025 per share.

Our Plan of Operation for the Next Twelve Months.

On October 1, 2014, we elected to suspend all development of our Type2 Defense product and acquire the Glucose Health™ Natural Blood Sugar Maintenance product. As of the current period, our remaining inventory of Type2 Defense on-hand is -0- and our remaining inventory placed with our online sales and fulfillment partner is 858 cases. We do not intend to manufacture additional Type2 Defense product.

Our principal business strategy for the next twelve months will be to implement a marketing and sales strategy focused on securing repeat orders from national and regional pharmacy retailers for our Glucose Health™ Natural Blood Sugar Maintenance products. In this regard, we retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations and procedures, necessary, in part, to achieve such channel sales, to assist us. In addition, we intend to implement online sales of our Glucose Health™ product targeted to retail customers via our product website and through online marketplaces including Amazon.com.

At March 31, 2015 we had nominal cash, which will not be sufficient to satisfy our working capital requirements for the next twelve months. We cannot forecast with any degree of certainty our anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties, which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues we may cease operations in which case you will lose your investment.

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

During 2015, we expect to expand our business with the Glucose Health™ Natural Blood Sugar Maintenance product. The legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our auditors have questioned our ability to continue operations as a “going concern”. We hope to obtain significant revenues from future product sales. In the absence of significant sales and profits, we will seek to raise additional funds to meet our working capital needs principally through the issuance of debt securities. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2015. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The controls designed were adequate for financial disclosures required for the preparation of the 10-Q filing; however due to lack of resources in the company’s accounting department the controls were not operating effectively. The remediation plan for improving the effectiveness over financial disclosure controls, which caused the material weakness over financial disclosures required in the 10-Q, include the creation of a financial disclosures roll-forward model in accordance with the disclosures contained in the 10-Q report. This model will be maintained and updated by Company management, as new business transactions require additional financial disclosures. As the Company obtains additional resources these financial disclosures will be reviewed by an outside financial disclosure expert for completeness and accuracy earlier in the financial statement closing process cycle in order to help ensure completeness and accuracy for reporting financial disclosures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015 the Company issued a total of 468,295 shares of its common stock as follows:

a)	During January 2015, the Company issued 58,092 shares of common stock to a corporation for conversion of $250 note payable and $40 of accrued interest. These shares were valued at $0.005 per share.
b)	During February 2015, the Company issued 177,072 shares of common stock to a corporation for conversion of $750 note payable and $136 of accrued interest. These shares were valued at $0.005 per share.
c)

During March 2015, the Company issued 162,264 shares of common stock to Capital Consulting for conversion of $500 note payable and $41 of accrued interest. These shares were valued at $0.005 per share.

d)

During February 2015, James Hodge, our chairman of the board of directors, was issued 70,867 unregistered shares of the Company’s common stock in final settlement of a consulting agreement. These shares were valued at $0.08467 per share or $6,000.

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

Use of Proceeds of Registered Securities.

There were no proceeds from the sales the Company’s unregistered common stock during the three months ended March 31, 2015.

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

__________________

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

Glucose Health, Inc.
a Nevada corporation

May 18, 2015	By:	/s/ Murray Fleming
Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

May 18, 2015	By:	/s/ James Hodge
James Hodge
Chairman of the Board of Directors

