Form 10-Q
period 2015-06-30
Glucose Health, Inc.
filed 2015-08-18
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ______

GLUCOSE HEALTH, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-55439	98-0557171
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

609 SW 8th Street, Suite 600, Bentonville, AR	72712
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

Class	Outstanding at August 18, 2015
Common Stock, $0.001 Par Value	2,112,566

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

The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 30, 2015.

Glucose Health, Inc.
Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash	$4,237	$4,871
Inventory, net	11,650	-
Due from affiliate	250	-
Prepaid expenses	4,141	38,859
Total current assets	20,278	43,730
Other assets
Intellectual assets, net	300	300
Total assets	$20,578	$44,030

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$95,098	$154,659
Notes payable	6,075	7,747
Convertible notes payable, related parties	74,072	23,927
Convertible notes payable	175,675	138,249
Total liabilities	350,920	324,582
Stockholders' deficit
Preferred stock, $ no par value, 1,000 shares authorized,
1,000 and -0- shares issued and outstanding as of
June 30, 2015 and December 31, 2014, respectively	113,200	113,200
Common stock, $0.001 par value, 200,000,000 shares authorized,
2,112,566 and 1,309,825 shares issued and outstanding as of
June 30, 2015 and December 31, 2014, respectively	2,113	1,310
Additional paid in capital	5,347,767	5,228,346
Stock subscription	23,000	23,000
Accumulated other comprehensive loss	(75,278)	(75,278)
Accumulated deficit	(5,741,144)	(5,571,130)
Total stockholders' deficit	(330,342)	(280,552)
Total liabilities and stockholders' deficit	$20,578	$44,030

The accompanying notes are an integral part of these unaudited condensed financial statements.

Glucose Health, Inc.

Unaudited Condensed Statements of Operations

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

REVENUE	$552	$442	$577	$489

COST OF REVENUES
Cost of revenues	340	9,284	340	10,284
Total Cost of Revenues	340	9,284	340	10,284

GROSS PROFIT/(LOSS)	212	(8,842)	237	(9,795)

OPERATING EXPENSES
Professional fees/stock based compensation	33,494	63,399	94,852	97,015
General and administrative	9,094	7,947	12,479	13,310
Total Operating Expenses	42,588	71,346	107,331	110,325

LOSS FROM OPERATIONS	(42,376)	(80,188)	(107,094)	(120,120)

OTHER INCOME (EXPENSE)
Interest expense, net	(28,215)	(22,348)	(83,493)	(28,821)
Gain on forgiveness of accounts payable	20,573	-	20,573	-
Total other expense	(7,642)	(22,348)	(62,920)	(28,821)

LOSS BEFORE IMCOME TAXES	(50,018)	(102,536)	(170,014)	(148,941)

NET LOSS	$(50,018)	$(102,536)	$(170,014)	$(148,941)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.22)	$(0.10)	$(0.34)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND DILUTED	1,935,471	470,771	1,717,360	435,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

Glucose Health, Inc.
Unaudited Condensed Statements of Cash Flows

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES:
Net loss	$(170,014)	$(148,941)

Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write down	-	7,942
Common stock issued for services	7,787	41,113
Amortization of note discount	150,733	-
Gain on forgiveness of accounts payable	(20,573)	-
Beneficial conversion feature of notes payable	-	25,602
Change in assets and liabilities
Advance to affiliate	(250)	-
(Increase) decrease in inventory	(11,650)	1,777
Decrease in prepaid expenses	34,718	-
Increase in accounts payable and accrued expenses	(17,385)	15,238
Total adjustments	143,380	91,672
Net cash used in operating activities	(26,634)	(57,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	26,000	57,000
Net cash provided by financing activities	26,000	57,000

NET INCREASE (DECREASE) IN CASH	(634)	(269)

CASH - BEGINNING OF PERIOD	4,871	711

CASH - END OF PERIOD	$4,237	$442

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

NONCASH OPERATING AND INVESTING ACTIVITIES:
Beneficial conversion feature	$86,303	$-
Conversion of notes payable and accrued interest to common stock	$2,622	$30,000
Cancellation for 600,000 shares of common stock to settle liabilities	$-	$21,000
Conversion of liability to common stock	$4,315	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2014 10-K and audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

On March 27, 2007, Glucose Health, Inc. (f/k/a Bio-Solutions Corp.) (“Company”) was incorporated in the State of Nevada.

At inception, the Company was a manufacturer of Nutra-Animal, a pre-mix anti-oxidant for chicken integrators. The Company was also the distributor of GreenEx™, a biological larvicide produced from a naturally occurring bacterium that produces a crystalline protein toxin, toxic for mosquitoes, vectors of malaria.

On June 30, 2010, the board of directors approved the increase of the authorized shares of common stock from 75,000,000 to 90,000,000. In addition the board approved a 1.20 for 1 stock split. All shares have been reflected retroactively in accordance with SAB Topic 14C.

On September 26, 2011, the Company entered into an acquisition agreement for Type2 Defense, a natural dietary supplement for the Type-2 diabetes market category and the Company’s previous operations were discontinued.

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

On October 1, 2014, Murray Fleming was appointed as the Company’s Chief Executive Officer for the 12-month period ending October 1, 2015 and the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product from a company beneficially owned by Mr. Fleming and the Company’s previous operations were discontinued.

As of October 1, 2014, Mr. Fleming beneficially owned 600,000 shares or 50.1% of the outstanding shares of the Company’s common stock, which resulted in a change in control of the Company.

On November 5, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State effecting, as of November 19, 2014, a 1-for-50 reverse split pursuant to which every fifty shares of the Company’s common stock were combined and converted into one share of the Company’s common stock (with all fractional shares being rounded up to the next whole share) with the total number of shares of the Company’s authorized common stock remaining at 200,000,000 shares; effecting the authorization of 1,000 shares of preferred stock with “blank check” rights; and effecting the change of the Company’s name from Bio-Solutions Corp. to Glucose Health, Inc. On November 20, 2015, the board of directors voted to designate Series A Special Preferred Shares consisting of 1000 shares of preferred stock with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. Additionally, the board of directors voted to extend the existing consulting contract with the Company’s CEO, Murray Fleming, for an additional 12 months, without further compensation, in exchange for the issuance to Mr. Fleming, of the 1000 Series A Special Preferred Shares. A Certificate of Designation for the Series A Special Preferred Shares was filed with the Nevada Secretary of State and effective on December 1, 2014.

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

On February 10, 2015, Murray Fleming, the Company’s Chief Executive Officer was appointed the Company’s Chief Financial Officer.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $5,741,144 since inception and needs to raise additional funds to carry out its business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2015 and December 31, 2014.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Prepaid Expenses

The Company considers all items incurred for future service to be prepaid expenses. As of June 30, 2015 and December 31, 2014, the Company had prepaid expenses of $4,141 and $38,859, respectively, comprised of the issuance of unregistered shares of the Company’s common stock to consultants.

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

During the three and six months ended June 30, 2015 and the fiscal year 2014, we recorded no impairment charges related to other intangible assets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of June 30, 2015, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions. The tax years for 2009 to 2013 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. Except as noted below, the Company has not issued any options or warrants to date. At June 30, 2015, the total shares issuable upon conversion of convertible notes payable would be approximately 1,380,600 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of June 30, 2015 and December 31, 2014, the Company had inventory of $11,650 and $0, respectively, with no allowance.

Recent Issued Accounting Standards

There were updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - STOCKHOLDERS’ DEFICIT

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001. On June 30, 2010, the authorized shares were increased to 90,000,000. In October 2012, the Company increased the authorized common shares to 200,000,000.

As of June 30, 2015 and December 31, 2014, 2,112,566 and 1,309,825 shares of the Company’s common stock and 1,000 and 0 shares of the Company’s Preferred Stock were issued and outstanding, respectively.

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

During January 2015, the Company issued 58,092 shares of common stock to a corporation for conversion of $250 principal and $40 accrued interest related to a Note. These shares were valued at $0.005 per share, the conversion price as stated in the Note.

During February 2015, the Company issued 177,072 shares of common stock to a corporation for conversion of $886 in principal and accrued interest related to a Note. These shares were valued at $0.005 per share, the conversion price as stated in the Note.

During March 2015, the Company issued 162,264 shares of common stock to a corporation for conversion of $541 in principal and accrued interest related to a Note. These shares were valued at $0.005 per share, the conversion price as stated in the Note.

During April 2015, the Company issued 86,882 shares of common stock to a corporation for conversion of $400 principal and $40 accrued interest related to Note. These shares were valued at $0.005 per share, the conversion price as stated in the Note.

During June 2015, the Company issued 87,564 shares of common stock to a corporation for conversion of $400 principal and $38 accrued interest related to a Note. These shares were valued at $0.005 per share, the conversion price as stated in the Note.

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

During February 2015, the Company issued 70,867 unregistered shares of the Company’s common stock as compensation to the Company’s chairman of the board. The shares were valued at $0.08467 per share or $6,000.

During April 2015, the Company issued 50,000 unregistered shares of the Company’s common stock in final settlement of a consulting agreement. The shares were valued at $1,787.

During May 2015, the Company issued 100,000 unregistered shares of the Company’s common stock in final settlement of an outstanding debt. The shares were valued at $22,775.

During June 2015, the Company issued 10,000 unregistered shares of the Company’s common stock as compensation to the Company’s Chief Marketing Officer. The shares were valued at $500.

NOTE 4 - NOTES PAYABLE

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

On April 1, 2015, the Company issued a $5,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of October 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.020 per share.

On April 1, 2015, the Company issued a $5,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of October 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.020 per share.

On May 1, 2015, the Company issued a $5,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of November 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.025 per share.

On May 1, 2015, the Company issued a $5,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of November 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.025 per share.

On June 1, 2015, the Company issued a $4,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.025 per share.

On June 1, 2015, the Company issued a $4,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of December 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.025 per share.

NOTE 5 - SUBSEQUENT EVENTS

On July 7, 2015, the Company received notification from the United States Patent and Trademark Office (USPTO) that its application for trademark of “Glucose Health” was accepted to the Supplemental Register (Reg. 4,770,720) with first use recognized by the USPTO as of February 1, 2015.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2014 together with notes thereto as previously filed with our Annual Report on Form 10-K on March 30, 2015. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2015 and December 31, 2014.

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

Revenue Recognition

The Company currently has nominal revenues. Once the Company emerges from the development stage and generates significant revenue from the sales of our products, the following criteria for recognition will be utilized:

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

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of June 30, 2015, the Company had inventory of $11,650 comprised solely of the Glucose Health® Natural Blood Sugar Maintenance Blueberry Tea Mix product. All Glucose Health® products are affixed with a production lot number and “Best Before” date of 24 months following production. The Company currently sees no trends that would render its current inventory obsolete prior to its “Best Before” date.

Overview of the Company

Glucose Health, Inc. (f/k/a Bio-Solutions Corp.) was incorporated under the laws of the State of Nevada on March 27, 2007. Our principal executive office is located at 609 SW 8th Street, 6th Floor, Bentonville, AR 72712 and our local telephone number is 479-802-3827. Our corporate website is www.glucosehealthinc.com and our product website is www.glucosehealth.com. Our CUSIP number is 379894108 and trading symbol is GLUC. We are a manufacturer of dietary supplements and our business focus is serving consumers with Type-2 diabetes and those persons concerned about Type-2 diabetes. As discussed in greater detail below, our principal product is Glucose Health® (“product”). We acquired this product on October 14, 2014 and we are in the early stages of manufacturing, marketing and distributing this product. We have a history of losses and have generated only nominal revenues since our inception.

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

On September 26, 2011, we acquired the “Type2 Defense” product together with all intellectual property associated therewith. Upon the acquisition of Type2 Defense we discontinued our former operations as a manufacturer of Nutri-Animal and distributor of GreenExTM. Since we discontinued our former operations, we wrote off any inventories attributable to our former operations. Type2 Defense is a dietary supplement made from natural ingredients and formulated to support healthy glucose levels and targeted to consumers concerned about Type-2 diabetes.

The first production run of the Company’s Type2 Defense product was completed in June 2013 with the manufacture of 1764 cases. On July 8, 2013, the Company announced the product was available for on-line sales on Amazon.com. On July 9, 2013, the Company announced the product was available for on-line sales via our www.Type2Defense.com website. Our first product sale was completed in July 2013. Following the period from June 2013, the Company encountered significant management, operational and financial challenges resulting in poor product sales and inadequate inventory control. As a consequence the Company generated only nominal revenues in the fiscal year ended December 31, 2013 and the Company elected to declare the $200,000 intellectual property for Type2 Defense, recorded as other intangible assets, as impaired at December 31, 2013. As of the current period ending December 31, 2014, our remaining inventory of Type2 Defense product on-hand is -0- and remaining inventory placed with our online sales fulfillment partner is unknown. We do not intend to manufacture additional Type2 Defense product.

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

On October 1, 2014, Murray Fleming was appointed the Company’s Chief Executive Officer for the 12-month period ending October 1, 2015. Additionally, on October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product from a company of which Mr. Fleming is the beneficial owner. Our principal marketing focus for the product will be channel sales through national and regional pharmacy retailers. In this regard, we retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations, necessary, in part, to achieve such channel sales. In addition, we intend to also market the product to retail customers via our dedicated product website and through other online marketplaces.

Glucose Health® is a dietary supplement formulated from natural ingredients, including soluble corn fiber, extracts of water soluble cinnamon tree bark, chromium picolinate, extracts of green and white teas, vitamin C from sodium ascorbate and stevia leaf; ingredients shown in certain clinical research published by the National Institutes of Health (www.glucosehealth.com/clinical-trials) to have a beneficial impact upon healthy glucose, triglycerides and cholesterol levels. The Centers for Disease Control and Prevention (CDC) publishes the National Diabetes Statistics Report annually. Their 2014 Report estimates 2 of 5 Americans will develop Type 2 diabetes in their lifetime. The Company believes the CDC Report and other similar research indicates the existence of a large and growing market of consumers aware of the dangers of Type-2 diabetes and seeking natural products like Glucose Health® to proactively maintain healthy blood glucose levels.

On January 5, 2015, the Company signed a contract manufacturing agreement with Natural Solution Labs, Inc. for the testing, compounding, supply and order fulfillment for the Glucose Health® product. The product is to be packaged in a “Value-Size” container format consisting of app. 310 grams of formula with 45 servings.

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

On May 26, 2015, the Company completed the first production run of its first Glucose Health® product offering – Glucose Health® Natural Blood Sugar Maintenance in Blueberry Tea Mix flavor packaged in a 310 gram size container for a 45 day supply at the recommended daily serving of 6.9 grams.

Results of Operations

For the three months ended June 30, 2015 as compared to the three months ended June 30, 2014

Revenues

We generated nominal revenues for the three months ended June 30, 2015 compared to nominal revenues for the three months ended June 30, 2014. We hope to generate substantial revenues, continue operations and implement our business plan by September 30, 2015. The Company’s focus for 2015 will be the launch of its Glucose Health® dietary supplement products.

Operating Expenses

For the three months ended June 30, 2015, we had total operating expenses of $42,588, as compared to total operating expenses of $71,346 for the three months ended June 30, 2014. The decrease of $28,758 or 40%, in operating expenses between the periods is primarily due to the Company spending more time negotiating contracts and establishing sales. The Company renegotiated consulting contracts in 2015 for lessor amounts than prior years, which resulted in lower operating expenses.

Net Loss

For the three months ended June 30, 2015, after interest expense of $28,215, we had a net loss of $50,018 or $0.03 per share. In comparison, for the three months ended June 30, 2014, after interest expense of $22,348, we had a net loss of $102,536 or $0.22 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the six months ended June 30, 2015 as compared to the six months ended June 30, 2014

Revenues

We generated nominal revenues for the six months ended June 30, 2015 compared to nominal revenues for the six months ended June 30, 2014. We hope to generate substantial revenues, continue operations and implement our business plan by September 30, 2015. The Company’s focus for 2015 will be the launch of its Glucose Health® dietary supplement products.

Operating Expenses

For the six months ended June 30, 2015, we had total operating expenses of $107,331, as compared to total operating expenses of $110,325 for the six months ended June 30, 2014. The decrease of $2,994 or 3%, in operating expenses between the periods is primarily due to the Company spending more time negotiating contracts and establishing sales. We expect we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss

For the six months ended June 30, 2015, after interest expense of $83,493, we had a net loss of $170,014 or $0.10 per share. In comparison, for the six months ended June 30, 2014, after interest expense of $28,821, we had a net loss of $148,941 or $0.34 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

As of June 30, 2015 our current assets totaled $20,278 consisting primarily of $11,650 of inventory, $4,237 of cash, and $4,141 of prepaid expenses.

Our current liabilities were $350,920 as of June 30, 2015, which was represented by accounts payable and accrued expenses of $95,098, short-term loans of $6,075, and convertible notes payable of $249,747.

We had no other liabilities and no long-term commitments or contingencies as of June 30, 2015.

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

On April 1, 2015, the Company issued a $5,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of October 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.020 per share.

On April 1, 2015, the Company issued a $5,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of October 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.020 per share.

On May 1, 2015, the Company issued a $5,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of November 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.025 per share.

On May 1, 2015, the Company issued a $5,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of November 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.025 per share.

On June 1, 2015, the Company issued a $4,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.025 per share.

On June 1, 2015, the Company issued a $4,000 convertible note to a corporation owned by the Company’s CEO. The loan bears interest at 5% and has a maturity date of December 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company’s common stock at an exercise price of $0.025 per share.

Our Plan of Operation for the Next Twelve Months.

On October 1, 2014, we elected to suspend all development of our Type2 Defense product and acquire the “Glucose Health Natural Blood Sugar Maintenance” product. As of the current period, our remaining inventory of Type2 Defense on-hand is -0- and our remaining inventory placed with our online sales and fulfillment partner is unknown. We do not intend to manufacture additional Type2 Defense product.

Our principal business strategy for the next twelve months will be to implement a marketing and sales strategy focused on securing repeat orders from national and regional pharmacy retailers for our Glucose Health® products. In this regard, we retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations and procedures, necessary, in part, to achieve such channel sales, to assist us. In addition, we intend to implement online sales of our Glucose Health® product targeted to retail customers via our product website and through other diabetes focused online marketplaces.

At June 30, 2015 we had nominal cash, which will not be sufficient to satisfy our working capital requirements for the next twelve months. We cannot forecast with any degree of certainty our anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties, which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues we may cease operations in which case you will lose your investment.

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

During 2015, we expect to expand our business by implementing sales of our Glucose Health® product. The legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2015. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2015 the Company issued a total of 334,446 shares of its common stock as follows:

a)

During January 2015, the Company issued 58,092 shares of common stock to a corporation for conversion of $250 principal and $40 accrued interest related to a Note. These shares were valued at $0.005 per share.

b)

During February 2015, the Company issued 177,072 shares of common stock to a corporation for conversion of $750 principal and $136 accrued interest related to Note. These shares were valued at $0.005 per share.

c)	During February 2015, the Company issued 70,867 shares of common stock in final settlement of a consulting agreement. These shares were valued at $0.08467.
d)

During March 2015, the Company issued 162,264 shares of common stock to a corporation for conversion of $500 principal and $41 accrued interest related to a Note. These shares were valued at $0.005 per share.

e)

During April 2015, the Company issued 86,882 shares of common stock to a corporation for conversion of $400 principal and $40 accrued interest related to Note. These shares were valued at $0.005 per share.

f)	During April 2015, the Company issued 50,000 shares of common stock in final settlement of a consulting agreement. These shares were valued at $0.0357 per share.
g)	During May 2015, the Company issued 100,000 shares of common stock to pursuant to final settlement of an outstanding debt. These shares were valued at $0.2278 per share.
h)

During June 2015, the Company issued 87,564 shares of common stock to a corporation for conversion of $400 principal and 37.82 accrued interest related to a Note. These shares were valued at $0.005 per share.

i)	During June 2015, the Company issued 10,000 shares of common stock pursuant to a final settlement of an outstanding payable to an individual. These shares were valued at $0.05 per share.

With respect to the sales of all securities

•

the aggregate shares of common stock were issued in reliance on Section 4(2) and Rule 506 promulgated under the Securities Act of 1933, as amended. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities;

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

Use of Proceeds of Registered Securities.

Not Applicable

Penny Stock Regulation.

Shares of our common stock are subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules; to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

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

32.1	Certification of Principal Executive Officer/Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

________________

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

Glucose Health, Inc.
a Nevada corporation

August 18, 2015	By:	/s/ Murray Fleming
Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

August 18, 2015	By:	/s/ James Hodge
James Hodge
Chairman of the Board of Directors

