Form 10-Q
period 2015-09-30
Glucose Health, Inc.
filed 2015-11-23
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

 FORM 10-Q

________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

(479) 802-3827

(Registrant's telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

Class	Outstanding at November 23, 2015
Common Stock, $0.001 Par Value	2,201,004

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q and article 10 of Regulation S-X of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the condensed financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 30, 2015.

3

GLUCOSE HEALTH, INC.
CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$8,794	$4,871
Accounts receivable	1,980	-
Inventory	9,700	-
Due from affiliate	250	-
Prepaid expenses	-	38,859
Total current assets	20,723	43,730

Other Asset
Intellectual assets, net of accumulated amortization of $0 and $0, respectively	300	300

TOTAL ASSETS	$21,023	$44,030

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$94,920	$154,659
Notes payable	6,075	7,747
Convertible notes payable, related parties	88,028	23,927
Convertible notes payable	193,757	138,249
Total current liabilities	382,780	324,582

TOTAL LIABILITIES	382,780	324,582

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $ no par value, 1,000 shares authorized,
1,000 shares issued and outstanding as of
September 30, 2015 and December 31, 2014	113,200	113,200
Common stock, $0.001 par value, 200,000,000 shares authorized,
2,201,004 and 1,309,825 shares issued and outstanding as of
September 30, 2015 and December 31, 2014, respectively (1)	2,201	1,310
Additional paid in capital	5,365,516	5,228,346
Stock subscription	23,000	23,000
Accumulated other comprehensive loss	(75,277)	(75,278)
Accumulated deficit	(5,790,397)	(5,571,130)
Total stockholders' deficit	(361,757)	(280,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,023	$44,030
_____________

(1)

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014.

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GLUCOSE HEALTH, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	THREE MONTHS	THREE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014

REVENUE	$2,055	$2,250	$2,632	$2,739

COST OF REVENUES
Cost of revenues	1,950	2,117	2,290	12,401
Total Cost of Revenues	1,950	2,117	2,290	12,401

GROSS INCOME/(LOSS)	105	133	342	(9,662)

OPERATING EXPENSES
Professional fees/stock based compensation	11,104	63,219	105,956	160,235
General and administrative	23,168	984	35,646	14,294
Total Operating Expenses	34,272	64,203	141,602	174,529

LOSS FROM OPERATIONS	(34,167)	(64,070)	(141,260)	(184,191)

OTHER INCOME (EXPENSE)
Interest income (expense)	(15,086)	(40,307)	(98,579)	(69,128)
Gain on forgiveness of accounts payable	-	-	20,573	-
Total other expense	(15,086)	(40,307)	(78,006)	(69,128)

LOSS BEFORE INCOME TAXES	(49,253)	(104,377)	(219,266)	(253,319)

PROVISION FOR (BENEFIT FROM) INCOME TAXES		-	-	-

NET LOSS	$(49,253)	$(104,377)	$(219,266)	$(253,319)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED (2)	2,132,753	569,369	1,857,346	480,686

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.18)	$(0.12)	$(0.53)
_____________

(2)

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014.

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GLUCOSE HEALTH, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014
OPERATING ACTIVITIES:
Net loss	$(219,266)	$(253,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write down	-	7,972
Common stock issued for services	7,787	66,376
Amortization of note discount	115,898	-
Gain on forgiveness of accounts payable	(20,573)	-
Beneficial conversion feature of notes payable	-	63,641
Change in assets and liabilities
Increase in accounts receivable	(1,980)	-
(Increase) decrease in inventory	(9,700)	4,050
Decrease in prepaid expenses and other current assets	38,859	(467)
Increase (decrease) in accounts payable and accrued expenses	(17,562)	11,915
Total adjustments	112,729	153,487
Net cash used in operating activities	(106,537)	(99,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in due from affilliate	(250)	-
Net cash used in investing activities	(250)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	110,710	100,000
Net cash provided by financing activities	110,710	100,000

NET INCREASE IN CASH	3,923	168

CASH - BEGINNING OF PERIOD	4,871	711

CASH - END OF PERIOD	$8,794	$879

NONCASH OPERATING AND INVESTING ACTIVITIES:
Beneficial conversion feature	$103,698	$-
Conversion of notes payable and accrued interest to common stock	$3,301	$39,691
Cancellation for 600,000 shares of common stock to settle liabilities	$-	$21,000
Conversion of liability to common stock	$4,315	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2014 10-K and audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited condensed financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

On March 27, 2007, Glucose Health, Inc. (f/k/a Bio-Solutions Corp.) ("Company") was incorporated in the State of Nevada.

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

On September 26, 2011, the Company entered into an acquisition agreement for Type2 Defense, a natural dietary supplement for the Type-2 and pre-diabetes market category and the Company's previous operations were discontinued.

During October 2012, the board of directors increased the number of common shares authorized from 90,000,000 to 200,000,000 shares.

On February 4, 2014, the Company filed a Certificate of Change with the State of Nevada effecting a 1-for-10 reverse split pursuant to which every ten shares of the Company's common stock were combined and converted into one share of the Company's common stock (with all fractional shares resulting there from being rounded up to the next whole share) with the total number of shares of the Company's authorized common stock remaining at 200,000,000 shares. The effective date of the above corporate action was February 26, 2014.

On April 8, 2014, in a special meeting of the board of directors, the board voted in favor of amending the Company's bylaws to decrease the number of members of the board of directors from three to one.

On October 1, 2014, Murray Fleming was appointed as the Company's Chief Executive Officer for the 12-month period ending October 1, 2015 and the Company entered into an Intellectual Property Purchase Agreement to purchase the "Glucose Health Natural Blood Sugar Maintenance" product from a company beneficially owned by Mr. Fleming and the Company's previous operations were discontinued.

As of October 1, 2014, Mr. Fleming beneficially owned 600,000 shares or 50.1% of the outstanding shares of the Company's common stock, which resulted in a change in control of the Company.

On November 5, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State effecting, as of November 19, 2014, a 1-for-50 reverse split pursuant to which every fifty shares of the Company's common stock were combined and converted into one share of the Company's common stock (with all fractional shares being rounded up to the next whole share) with the total number of shares of the Company's authorized common stock remaining at 200,000,000 shares; effecting the authorization of 1,000 shares of preferred stock with "blank check" rights; and effecting the change of the Company's name from Bio-Solutions Corp. to Glucose Health, Inc. On November 20, 2014, the board of directors voted to designate Series A Special Preferred Shares consisting of 1000 shares of preferred stock with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. Additionally, the board of directors voted to extend the existing consulting contract with the Company's CEO, Murray Fleming, for an additional 12 months, without further compensation, in exchange for the issuance to Mr. Fleming, of the 1000 Series A Special Preferred Shares. A Certificate of Designation for the Series A Special Preferred Shares was filed with the Nevada Secretary of State and effective on December 1, 2014.

On December 15, 2014, the Company submitted its application to OTC Markets Group Inc. for inclusion in the OTCQB tier of quoted securities. In addition, the Company's new ticker symbol, GLUC, was included on the Financial Industry Regulatory Authority's (FINRA) Daily List with an effective date of December 15, 2014.

On February 10, 2015, Murray Fleming, the Company's Chief Executive Officer was appointed the Company's Chief Financial Officer.

Going Concern

The Company had a working capital deficiency of $362,057 and an accumulated deficit of $5,790,397 as of September 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $5,790,397 since inception and needs to raise additional funds to carry out its business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates it will need a total of $120,000 in capital to continue operations through the end of 2015. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company's officer and directors may need to contribute funds to sustain operations.

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

Comprehensive Income (Loss)

The Company adopted ASC 220-10, "Reporting Comprehensive Income." ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

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

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2015 and December 31, 2014.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. As of September 30, 2015 and December 31, 2014, the Company had prepaid expenses of $0 and $38,859, respectively, comprised of the issuance of unregistered shares of the Company's common stock to consultants.

Recoverability of Long-Lived Assets

The Company reviews its long-lived assets on a periodic basis, namely intellectual property, whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities, is the implied fair value of goodwill.

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

During the three and nine months ended September 30, 2015 and for the fiscal year 2014, we recorded no impairment charges related to other intangible assets.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheets for cash, accounts payable, accrued expenses, and short-term notes approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company follows ASC 740-10, "Accounting for Uncertainty in Income Taxes" ("ASC 740-10"). This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of September 30, 2015, no additional accrual for income taxes is necessary. The Company's policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions. The tax years for 2009 to 2014 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Revenue Recognition

The Company recognizes revenue when:

1)	Persuasive evidence of an arrangement exists;

2)	delivery has occurred or services have been rendered;

3)	the seller's price to the buyer is fixed or determinable, and

4)	collectability is reasonably assured.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 718 and No. 505. The Company issues restricted stock to employees for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company also issues restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment only if there is sufficient disincentive to ensure performance or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. Except as noted below, the Company has not issued any options or warrants to date. At September 30, 2015, the total shares issuable upon conversion of convertible notes payable would be approximately 2,243,700 shares of the Company's common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of September 30, 2015 and December 31, 2014, the Company had inventory of $9,700 and $0, respectively, with no allowance for obsolescence.

Recent Issued Accounting Standards

There were updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - STOCKHOLDERS' DEFICIT

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001. On June 30, 2010, the authorized shares were increased to 90,000,000. In October 2012, the Company increased the authorized common shares to 200,000,000.

As of September 30, 2015 and December 31, 2014, 2,201,004 and 1,309,825 shares of the Company's common stock and 1,000 shares of the Company's Preferred Stock were issued and outstanding, respectively.

Issuances pursuant to Conversions

During January 2014, a promissory note was converted into unregistered shares of the Company's common stock. The amount totaled $12,849 including interest was converted into 17,132 unregistered shares of the Company's common stock at $0.75 per share, the conversion price as stated in the convertible promissory note. On January 6, 2014, the Company agreed to modify the terms of this $12,500 convertible promissory notes dated May 27, 2013. The conversion rate was reduced from $5.00 per share to $0.75 per share. The Company recognized a loss on extinguishment of $14,562 resulting from the debt modification.

During March 2014, a promissory note was partially converted into unregistered shares of the Company's common stock. The amount totaled $4,000 was converted into 16,000 unregistered shares of the Company's common stock at $0.25 per share, the conversion price as stated in the convertible promissory note.

During March 2014, a promissory note was converted into unregistered shares of the Company's common stock. The amount totaled $13,151 including interest was converted into 13,171 unregistered shares of the Company's common stock at $0.999 per share, the conversion price as stated in the convertible promissory note.

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

During September 2015, the Company issued 88,438 shares of common stock to a corporation for conversion of $400 principal and $42 accrued interest related to a Note. These shares were valued at $0.005 per share, the conversion price as stated in the Note.

Issuances pursuant to Agreements

During March 2014, the Company signed an agreement with a firm to provide strategic business development activities for the Company. The firm will be compensated with 7,200 unregistered shares of the Company's common stock payable in increments of 600 shares per month for twelve (12) months starting on April 1, 2014. During 2014, the Company issued 7,200 unregistered shares of the Company's common stock, which were valued at $0.52 per share or $3,732 to fully satisfy the March 2014 agreement. Compensation was calculated at the fair market value of the shares at the date earned.

During February 2015, the Company issued 70,867 unregistered shares of the Company's common stock as compensation to the Company's chairman of the board. The shares were valued at $0.08467 per share or $6,000.

During April 2015, the Company issued 50,000 unregistered shares of the Company's common stock in final settlement of a consulting agreement. The shares were valued at $1,787.

During May 2015, the Company issued 100,000 unregistered shares of the Company's common stock in final settlement of an outstanding debt. The shares were valued at $22,775.

During June 2015, the Company issued 10,000 unregistered shares of the Company's common stock as compensation to the Company's Chief Marketing Officer. The shares were valued at $500.

NOTE 4 – NOTES PAYABLE

On January 7, 2015, the Company issued a $4,315 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of July 7, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.04 per share.

On January 8, 2015, the Company issued an $8,750 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of July 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.04 per share.

On January 8, 2015, the Company issued an $8,750 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of July 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.04 per share.

On February 2, 2015, the Company issued a $12,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.031 per share.

On February 2, 2015, the Company issued a $12,500 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of August 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.031 per share.

On March 2, 2015, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of September 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On March 2, 2015, the Company issued a $10,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of September 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On April 1, 2015, the Company issued a $5,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of October 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.020 per share.

On April 1, 2015, the Company issued a $5,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of October 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.020 per share.

On May 1, 2015, the Company issued a $5,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of November 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On May 1, 2015, the Company issued a $5,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of November 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On June 1, 2015, the Company issued a $4,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On June 1, 2015, the Company issued a $4,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of December 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On July 1, 2015, the Company issued a $9,090 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On July 1, 2015, the Company issued a $8,305 convertible note to a company owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of December 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

NOTE 5 - SUBSEQUENT EVENTS

No material events occurred subsequent to the current period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Some of the statements in this report are "forward-looking statements." These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The words "believe," "expect," "anticipate," "intend," "plan," and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this report to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a penny stock issuer and thus we may not rely on the statutory safe harbor from liability for forward-looking statements. Further, Section 27A(b)(2)(D) of the Securities Act and Section 21E(b)(2)(D) of the Securities Exchange Act expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with any offering.

Critical Accounting Policies and Estimates.

Critical Accounting Policy and Estimates.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2014, together with notes thereto, as previously filed with our Annual Report on Form 10-K on March 30, 2015. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2015 and December 31, 2014.

The Company maintains cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Recoverability of Long-Lived Assets

The Company reviews their long-lived assets on a periodic basis, namely intellectual property, whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company's ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities, is the implied fair value of goodwill.

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

The Company recognizes revenue when:

1)	Persuasive evidence of an arrangement exists;

2)	delivery has occurred or services have been rendered;

3)	the seller's price to the buyer is fixed or determinable, and

4)	collectability is reasonably assured.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 718 and No. 505. For employees, directors and non-employees, the fair value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete. The Company has not issued any stock options or warrants.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of September 30, 2015, the Company had inventory of $9,700 comprised solely of the Glucose Health® product. All Glucose Health® products are affixed with a production lot number and "Best Before" date of 24 months following production. The Company currently sees no trends that would render its current inventory obsolete prior to its "Best Before" date.

Overview of the Company

Glucose Health, Inc. (f/k/a Bio-Solutions Corp.) was incorporated under the laws of the State of Nevada on March 27, 2007. Our principal executive office is located at 609 SW 8th Street, 6th Floor, Bentonville, AR 72712 and our local telephone number is 479-802-3827. Our corporate website is www.glucosehealthinc.com and our product website is www.glucosehealth.com. Our CUSIP number is 379894108 and trading symbol is GLUC. We are a manufacturer of dietary supplements and our business focus is serving consumers with Type-2 and pre-diabetes and those persons concerned about Type-2 and pre-diabetes. As discussed in greater detail below, our principal product is Glucose Health® ("product"). We acquired this product on October 14, 2014 and we are in the early stages of manufacturing, marketing and distributing this product. We have a history of losses and have generated only nominal revenues since our inception.

On October 17, 2012, our board of directors and shareholders holding a majority of the total issued and outstanding shares of common stock, pursuant to written consents in lieu of a meeting, approved an amendment to our Articles of Incorporation to increase our authorized capital (the "amendment"). The amendment was filed with the Nevada Secretary of State on October 17, 2012, increasing our authorized capital from 90,000,000 shares of common stock, to 200,000,000 shares of common stock, with a par value of $0.001.

On January 10, 2014, the Company's board of directors unanimously voted to reverse split the Company's common stock on the basis of one share of the Company's common stock for each 10 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares. The board resolution set the date of record for shareholder approval for January 14, 2014. As of January 29, 2014, the Company obtained written consent in lieu of a meeting of the shareholders to authorize a reverse split of the Company's common stock. Shareholders owning a total of 100,992,469 shares of the Company's common stock voted in favor of the reverse split. There were a total of 199,611,900 shares of common stock issued and outstanding as of January 14, 2014 (the date of record). The number of shares of common stock voting in favor of the reverse split was sufficient for approval. On February 4, 2014, the Company filed a Certificate of Change with the State of Nevada effecting a 1-for-10 reverse split pursuant to which every ten shares of the Company's common stock were combined and converted into one share of the Company's common stock (with all fractional shares resulting there from being rounded up to the next whole share) with the total number of shares of the Company's authorized common stock remaining at 200,000,000 shares. The effective date of the above corporate action was February 26, 2014.

On October 30, 2014, the board of directors of the Company voted to reverse split the Company's common stock on the basis of one share of the Company's common stock for each 50 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares; to authorize 1,000 shares of preferred stock with "blank check" rights; and to change the Company's name from Bio-Solutions Corp. to Glucose Health, Inc. (the "corporate action"). The board resolution set the date of record for shareholder approval of the corporate action for October 31, 2014 and the effective date of the corporate action for November 19, 2014. As of October 31, 2014, the Company obtained written consent in lieu of a meeting of shareholders to authorize the corporate action. Shareholders owning a total of 30,596,154 shares of the Company's common stock voted in favor of the corporate action. There were a total of 60,132,271 shares of common stock issued and outstanding as of October 31, 2014 (the date of record). The number of shares of common stock voting in favor of the corporate action was sufficient for approval. On November 5, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State effecting, as of November 19, 2014, the 1-for-50 reverse split pursuant to which every fifty shares of the Company's common stock were combined and converted into one share of the Company's common stock (with all fractional shares being rounded up to the next whole share) with the total number of shares of the Company's authorized common stock remaining at 200,000,000 shares; effecting the authorization of 1,000 shares of preferred stock with "blank check" rights; and effecting the change of the Company's name from Bio-Solutions Corp. to Glucose Health, Inc. On November 20, 2014, the board of directors voted to designate Series A Special Preferred Shares consisting of 1000 shares of preferred stock with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. Additionally, the board of directors voted to extend the existing consulting contract with the Company's CEO, Murray Fleming, for an additional 12 months, without further compensation, in exchange for the issuance to Mr. Fleming, of the 1000 Series A Special Preferred Shares. A Certificate of Designation for the Series A Special Preferred Shares was filed with the Nevada Secretary of State and effective on December 1, 2014.

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

On September 26, 2011, we acquired the "Type2 Defense" product together with all intellectual property associated therewith. Upon the acquisition of Type2 Defense we discontinued our former operations as a manufacturer of Nutri-Animal and distributor of GreenExTM. Since we discontinued our former operations, we wrote off any inventories attributable to our former operations. Type2 Defense is a dietary supplement made from natural ingredients and formulated to support healthy glucose levels and targeted to consumers concerned about Type-2 and pre-diabetes.

The first production run of the Company's Type2 Defense product was completed in June 2013 with the manufacture of 1764 cases. On July 8, 2013, the Company announced the product was available for on-line sales on Amazon.com. On July 9, 2013, the Company announced the product was available for on-line sales via the www.Type2Defense.com website. Subsequently, the Company encountered significant management, operational and financial challenges resulting in poor product sales and inadequate inventory control. As a consequence, the Company generated only nominal revenues in the fiscal year ended December 31, 2013 and the Company elected to declare the $200,000 intellectual property for Type2 Defense, recorded as other intangible assets, as impaired at December 31, 2013.

On April 8, 2014, the Company appointed James Hodge chairman of the Company's board of directors.

On April 8, 2014, in a special meeting of the board of directors, the board voted in favor of amending the Company's bylaws to decrease the number of members of the board of directors from three to one. The previous board members agreed to resign from the board and accept other duties for the Company.

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

On October 1, 2014, Murray Fleming was appointed the Company's Chief Executive Officer for the 12-month period ending October 1, 2015. Additionally, on October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the "Glucose Health Natural Blood Sugar Maintenance" product from a company of which Mr. Fleming is the beneficial owner. Our principal marketing focus for the product will be channel sales through national and regional pharmacy retailers. In this regard, we retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations, necessary, in part, to achieve such channel sales. Secondarily, we also intend to market the product to retail customers via our dedicated product website and through other online marketplaces.

Glucose Health® is a dietary supplement formulated from natural ingredients, including soluble corn fiber (Fibersol®-2), extracts of water soluble cinnamon tree bark, chromium picolinate, extracts of green and white teas, vitamin C from ascorbic acid and stevia leaf extract; ingredients shown in certain clinical research published by the National Institutes of Health (www.glucosehealth.com/clinical-trials) to have a beneficial impact upon healthy glucose, triglycerides and cholesterol levels. The Centers for Disease Control and Prevention (CDC) publishes the National Diabetes Statistics Report annually. Their 2014 Report estimates 2 of 5 Americans are pre-diabetic and will develop Type-2 diabetes in their lifetime. The Company believes the CDC Report and the prevalence of medical research targeted to educating pre-diabetics, will lead to a large and growing market of consumers aware of the dangers of Type-2 diabetes and consequently receptive to natural dietary supplements such as Glucose Health® to proactively maintain healthy blood glucose, triglycerides and cholesterol levels.

As of December 31, 2014, the Company elected to write-off its inventory of Type-2 Defense product to -0- and cease all manufacturing and sales activities related to the product.

On January 5, 2015, the Company signed a contract manufacturing agreement with Natural Solution Labs, Inc. for the testing, compounding, supply and order fulfillment for the Glucose Health® product. The product is to be packaged in a "Value-Size" container format consisting of app. 310 grams of formula with 45 servings.

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

 On February 10, 2015, Murray Fleming, the Company's Chief Executive Officer was appointed the Company's Chief Financial Officer. Mr. Fleming replaces James Hodge the Company's interim Chief Financial Officer. Mr. Hodge will remain the Company's chairman of the board of directors.

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

On July 7, 2015, the Company received notification from the United States Patent and Trademark Office (USPTO) that its application for trademark of "Glucose Health" was accepted to the Supplemental Register (Reg. 4,770,720) with first use recognized by the USPTO as of February 1, 2015.

Results of Operations

For the three months ended September 30, 2015 as compared to the three months ended September 30, 2014

Revenues

We generated nominal revenues for the three months ended September 30, 2015 compared to nominal revenues for the three months ended September 30, 2014. We hope to fully implement our plan of operations and generate significant revenues by March 31, 2016. The Company's principal focus for fiscal 2015 will be to launch and establish a market of recurring sales from pharmacy retailers for its Glucose Health® dietary supplement product.

Operating Expenses

For the three months ended September 30, 2015, we had total operating expenses of $34,272, as compared to total operating expenses of $64,203 for the three months ended September 30, 2014. The decrease of $29,931 or 47%, in operating expenses between the periods is primarily due to the Company's renegotiation of various management, consulting and service provider contracts, which has resulted in lessor amounts being paid for such services than in prior periods, which has resulted in lower operating expenses. We expect we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss

For the three months ended September 30, 2015, after interest expense of $15,086, we had a net loss of $49,253 or $0.02 per share. In comparison, for the three months ended September 30, 2014, after interest expense of $40,307, we had a net loss of $104,377 or $0.18 per share. The decrease in net loss per share from $0.18 per share to $0.02 per share is primarily due to the Company's renegotiation of various management, consulting and service provider contracts, which has resulted in lessor amounts being paid for such services than in prior periods, and a lower net loss per share. The Company expects to continue to incur net losses for the foreseeable future and until we generate significant revenues.

For the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

Revenues

We generated nominal revenues for the nine months ended September 30, 2015 compared to nominal revenues for the nine months ended September 30, 2014. We hope to fully implement our plan of operations and generate significant revenues by March 31, 2016. The Company's principal focus for fiscal 2015 will be to launch and establish a market of recurring sales from pharmacy retailers for its Glucose Health® dietary supplement product. Secondarily, the Company's goal is to achieve modest recurring sales of its Glucose Health® dietary supplement product from consumers via its product website www.glucosehealth.com and other online marketplaces.

Operating Expenses

For the nine months ended September 30, 2015, we had total operating expenses of $141,602, as compared to total operating expenses of $174,529 for the nine months ended September 30, 2014. The decrease of $32,927 or 19%, in operating expenses between the periods is primarily due to the Company's renegotiation of various management, consulting and service provider contracts, which has resulted in lessor amounts being paid for such services than in prior periods, which has resulted in lower operating expenses. We expect we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss

For the nine months ended September 30, 2015, after interest expense of $98,579, we had a net loss of $219,266 or $0.12 per share. In comparison, for the nine months ended September 30, 2014, after interest expense of $69,128, we had a net loss of $253,319 or $0.53 per share. The decrease in net loss per share from $0.53 per share to $0.12 per share is primarily due to the Company's renegotiation of various management, consulting and service provider contracts, which has resulted in lessor amounts being paid for such services than in prior periods and a lower net loss per share. The Company expects to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

As of September 30, 2015 our current assets totaled $20,723 consisting primarily of $9,700 of inventory, $8,794 of cash, $1,980 of accounts receivable and $250 of amount due from affiliate.

Our current liabilities were $382,780 as of September 30, 2015, which was represented by accounts payable and accrued expenses of $94,920, short-term loans of $6,075, and convertible notes payable of $281,785.

We had no other liabilities and no long-term commitments or contingencies as of September 30, 2015.

On January 7, 2015, the Company issued a $4,315 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of July 7, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.04 per share.

On January 8, 2015, the Company issued a $8,750 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of July 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.04 per share.

On January 8, 2015, the Company issued a $8,750 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of July 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.04 per share.

On February 2, 2015, the Company issued a $12,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.031 per share.

On February 2, 2015, the Company issued a $12,500 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of August 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.031 per share.

On March 2, 2015, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of September 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On March 2, 2015, the Company issued a $10,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of September 2, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On April 1, 2015, the Company issued a $5,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of October 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.020 per share.

On April 1, 2015, the Company issued a $5,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of October 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.020 per share.

On May 1, 2015, the Company issued a $5,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of November 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On May 1, 2015, the Company issued a $5,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of November 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On June 1, 2015, the Company issued a $4,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On June 1, 2015, the Company issued a $4,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of December 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On July 1, 2015, the Company issued a $9,090 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On July 1, 2015, the Company issued a $8,305 convertible note to a company owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of December 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

Our Plan of Operation for the Next Twelve Months.

In the fourth quarter of 2014, we elected to cease sales and manufacturing of our Type2 Defense product and acquire the "Glucose Health Natural Blood Sugar Maintenance" product. Our principal business strategy for the next twelve months will be to implement a marketing and sales strategy focused on securing repeat orders from national and regional pharmacy retailers for our Glucose Health® products. In this regard, we retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations and procedures, necessary, in part, to achieve such channel sales, to assist us. Secondarily, we intend to implement online sales of our Glucose Health® product targeted to retail customers via our product website www.glucosehealth.com and through other online marketplaces.

At September 30, 2015 we had nominal cash, which will not be sufficient to satisfy our working capital requirements for the next twelve months. We cannot presently forecast with any degree of certainty our anticipated revenues or cash flow. Our operations involve many risks and our business could fail. We will require additional capital to continue operations. If we cannot secure this additional capital or if we cannot generate significant revenues, we may cease operations.

We intend to continue to source capital from the two private companies currently providing financing to us on a monthly basis. We cannot guarantee that this funding will be available on favorable terms, if at all. If adequate capital is not available, then our ability to continue our operations may be significantly hindered. If adequate capital is not available, our officer, directors and principal shareholders may contribute capital to the Company in the form of debt financing or equity contributions. However, our officer, directors and principal shareholders are not committed to contribute such capital to sustain our operations. Even assuming that we secure the capital we require for our business, there can be no assurance that our business will be profitable.

During fiscal 2015, we expect to develop our business by launching and then growing sales of our Glucose Health® product to pharmacy retailers and consumers. However, the significant legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain capital to pay these expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our auditors have questioned our ability to continue operations as a "going concern." Our goal is to realize significant revenues from future product sales. However, in the absence of significant revenues and profits, we will seek to raise additional capital to meet our working capital needs principally through the issuance of debt securities. We cannot guarantee that we will be able to obtain sufficient additional capital when needed, or that such capital, if it is available to, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2015. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The controls designed were adequate for financial disclosures required for the preparation of the 10-Q filing; however, due to a lack of resources in the company's accounting department, the controls were not operating effectively. The remediation plan for improving the effectiveness over financial disclosure controls, which caused the material weakness over financial disclosures required in the 10-Q, include the creation of a financial disclosures roll-forward model in accordance with the disclosures contained in the 10-Q report. This model will be maintained and updated by Company management, as new business transactions require additional financial disclosures. As the Company obtains additional resources, these financial disclosures will be reviewed by an outside financial disclosure expert for completeness and accuracy earlier in the financial statement closing process cycle in order to help ensure completeness and accuracy for reporting financial disclosures.

It should be noted that any system of controls however well designed and operated can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2015 the Company issued a total of 334,446 shares of its common stock as follows:

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

j)

During September 2015, the Company issued 88,438 shares of common stock to a corporation for conversion of $400 principal and $42 accrued interest pursuant to a Note. These shares were valued at $0.005 per share.

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

Use of Proceeds of Registered Securities.

Not Applicable

Penny Stock Regulation.

Shares of our common stock are subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules; to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction:

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

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

Glucose Health, Inc.
a Nevada corporation

November 23, 2015	By:	/s/ Murray Fleming
Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

November 23, 2015	By:	/s/ James Hodge
James Hodge
Chairman of the Board of Directors

