Form 10-K
period 2015-12-31
Glucose Health, Inc.
filed 2016-04-14
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT UNDER SECTION 14 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

GLUCOSE HEALTH, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-55439	90-1117742
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such sorter period that the Registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small Business Issuer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant's most recently completed second fiscal quarter.

As of June 30, 2015, the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant was $71,489. Such aggregate market value was computed by reference to the closing price of the Common Stock on June 30, 2015 of $0.05 per share. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of April 14, 2016, there were 2,541,982 shares of the issuer's $0.001 par value common stock issued and outstanding and 1000 shares of its Series A Preferred Stock issued and outstanding.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to the security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None.

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report on Form 10-K to "we," "us," "our," and the "Company" are to Glucose Health, Inc., a Nevada corporation.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

The Company's financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

3

Glucose Health Inc.

Annual Report on Form 10-K

PART I

Item 1. Description of Business.

Overview

Glucose Health, Inc. was incorporated under the laws of the State of Nevada on March 27, 2007. Our principal executive office is located at 609 SW 8th Street, Suite 600, Bentonville, AR 72712 and our telephone number is 479-802-3827. Our corporate website is www.glucosehealthinc.com and our product website is www.glucosehealth.com. Our CUSIP number is 379894108 and trading symbol is GLUC. We are a manufacturer of dietary supplements and our business focus is serving the consumer market segment of persons with pre-diabetes and Type-2 diabetes. As discussed in greater detail below, our principal product is Glucose Health® ("product"). We acquired this product in October of 2014 and we are in the early stages of manufacturing, marketing and distributing this product. We have a history of losses and have generated only nominal revenues since our inception.

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

On October 30, 2014, the board of directors of the Company voted to reverse split the Company's common stock on the basis of one share of the Company's common stock for each 50 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares; to authorize 1,000 shares of preferred stock with "blank check" rights; and to change the Company's name from Bio-Solutions Corp. to Glucose Health, Inc. (the "corporate action"). The board resolution set the date of record for shareholder approval of the corporate action for October 31, 2014 and the effective date of the corporate action for November 19, 2014. As of October 31, 2014, the Company obtained written consent in lieu of a meeting of shareholders to authorize the corporate action. Shareholders owning a total of 30,596,154 shares of the Company's common stock voted in favor of the corporate action. There were a total of 60,132,271 shares of common stock issued and outstanding as of October 31, 2014 (the date of record). The number of shares of common stock voting in favor of the corporate action was sufficient for approval. On November 5, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State effecting, as of November 19, 2014, the 1-for-50 reverse split pursuant to which every fifty shares of the Company's common stock were combined and converted into one share of the Company's common stock (with all fractional shares being rounded up to the next whole share) with the total number of shares of the Company's authorized common stock remaining at 200,000,000 shares; effecting the authorization of 1,000 shares of preferred stock with "blank check" rights; and effecting the change of the Company's name from Bio-Solutions Corp. to Glucose Health, Inc. On November 20, 2015, the board of directors voted to designate Series A Special Preferred Shares consisting of 1,000 shares of preferred stock with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. Additionally, the board of directors voted to extend an existing 12 month consulting contract with the Company's CEO, Murray Fleming, for an additional 12 months, through October 1, 2016, without further compensation, in exchange for the issuance to Mr. Fleming, of the 1,000 Series A Special Preferred Shares. A Certificate of Designation for the Series A Special Preferred Shares was filed with the Nevada Secretary of State and effective on December 1, 2014.

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

Current Business

On October 1, 2014, Murray Fleming was appointed the Company's Chief Executive Officer for the 12-month period ending October 1, 2015. Additionally, on October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the "Glucose Health Natural Blood Sugar Maintenance" product from a company of which Mr. Fleming is the beneficial owner. Following this purchase, the Company undertook a series of steps to achieve a final product offering that would be considered efficacious as well as pleasant tasting by our target consumer market and would offer a value proposition relative to our competition in order to be considered for stocking by national and regional pharmacy retailers. To assist in achieving our final product objectives, we retained a former head of beverage product development at Nestle. We retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations, necessary, in part, to allow our product to be stocked by national pharmacy retailers. We also undertook a number of actions to establish and build our Glucose Health® brand. The Company conducted a design competition related to its packaging artwork and product logo and retained an experienced product packaging graphic artist to assist with all digital and print representations of the product. The Company filed for and received trademark protection for Glucose Health® with the United States Trademark and Patent Office (USPTO). While our primary sales and marketing focus is achieving sales to consumers through national and regional pharmacies, secondarily, we intend to also market the product directly to customers via our dedicated product website and through other online marketplaces.

Glucose Health® is a dietary supplement formulated from nine natural ingredients shown in certain clinical research such as that published by the National Institutes of Health (see www.glucosehealth.com/clinical-trials), to have a beneficial impact upon blood glucose, insulin, triglyceride and cholesterol levels. The Centers for Disease Control and Prevention (CDC) publishes a National Diabetes Statistics Report annually. The 2014 Report estimates 2 of 5 Americans will develop Type-2 diabetes in their lifetime. We believe the CDC Report and other similar research points to a large and growing market of consumers with pre-diabetes or Type-2 diabetes many of whom are likely seeking natural products like Glucose Health® to proactively maintain good health.

Glucose Health® is currently packaged in a "Value-Size" container format consisting of 384 grams of product formula lasting 60 days. In addition, the Company plans to introduce an "On-the-Go" packaging format of 30 stick packs to a box in fiscal 2016.

On November 20, 2014, the existing 12 month consulting contract with the Company's CEO, Murray Fleming, was extended an additional 12 months ending October 2016, without further compensation, in exchange for the issuance to Mr. Fleming, of 1,000 Series A Special Preferred Shares.

On December 31, 2014, the Company elected to write-off its inventory of Type2 Defense product to -0- and cease all manufacturing and sales activities related to the product.

On January 5, 2015, the Company signed a contract manufacturing agreement for testing, compounding, supply and order fulfillment for the Glucose Health® product and additionally a purchasing agreement to distribute the product in a limited number of Northwest Arkansas pharmacies.

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

The Company completed the first production run of the product on May 26, 2015 and pursuant to the January 5, 2015 purchasing agreement, the product began to be offered for retail sale through a limited number of Northwest Arkansas pharmacies as well as on the Company's product website www.glucosehealth.com.

On July 7, 2015, the Company received notification from the United States Patent and Trademark Office (USPTO) that its application for trademark of "Glucose Health" was accepted to the Supplemental Register (Reg. 4,770,720) with first use recognized by the USPTO as of February 1, 2015.

Government Regulation

The manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our products are subject to government regulation, principally by the Food and Drug Administration (hereinafter the "FDA"). In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements. The FDA permits "statements of nutritional support" for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). A company making a statement of nutritional support must possess substantiating evidence for the statement, and, for such statements that are not about the effects on the body as a result of a dietary supplement used as a tool for its nutritive value and are not otherwise "health claims," disclose on the label that the FDA has not reviewed that statement and that the product is not intended for use for a disease. Failure to comply with applicable FDA requirements can result in various levels of regulatory actions being imposed on the Company including but not limited to action letters, product recalls and injunctions.

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

Competition

The business of developing and distributing dietary supplements is highly competitive. Our product has direct and indirect competition. We compete directly with Glucerna® Advance, manufactured by Abbott Laboratories; Boost Glucose Control®, manufactured by Nestle; and Enterex® Diabetic, manufactured by Victus, Inc. All of the companies whom are our direct competitors are substantially larger with much greater financial resources and broader name recognition. Although we are a small company, we have a competitive advantage over our direct competitors because they rely upon achieving their product goals principally through the benefits of high fiber content and a broad spectrum of vitamins and minerals; while our product not only has similar dietary fiber content, it is 100% soluble and therefore of greater interest to persons with pre-diabetes and Type-2 diabetes. Instead of a broad spectrum of vitamins and minerals, Glucose Health® also contains targeted plant based extracts and powders, in a proprietary formula, which have been demonstrated in certain clinical studies to have beneficial impacts on healthy levels of serum glucose, insulin, triglycerides and cholesterol. We also compete indirectly with Metamucil, manufactured by Procter and Gamble, because both Metamucil and Glucose Health® have similar fiber content and are both targeted to the pre-diabetes and Type-2 diabetes consumer market. We also compete indirectly with the many individual dietary supplements marketed in pill or tablet form and also targeted to the pre-diabetic and Type-2 diabetic consumer market segment.

There can be no assurance that we will be able to effectively compete in such an intensely competitive environment.

Intellectual Property

Our intellectual property consists of the Glucose Health® product acquired October 1, 2014 and our proprietary product formula. Glucose Health® is protected by trademark protection following our successful application to the United States Patent and Trademark Office. We may consider filing patent applications with respect to our product formula and other novel aspects of our business to protect our intellectual property. Future patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent awarded to us may not provide adequate protection against competitors. The patent applications we file may not result in patents being issued. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with similar or competing products. As a result of potential conflicts with the proprietary rights of others, we may in the future have to prove that we are not infringing the patent rights of others or be required to obtain a license to the patent. We do not know whether such a license would be available on commercially reasonable terms, or at all.

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

Employees

We have no employees. We hire consultants and contract with third-party providers to support our business development. We may need to hire employees to support our business development.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Description of Property.

Facilities

Our principal office is located at 609 SW 8th Street, Suite 600, Bentonville, AR 72712, which we rent monthly. In addition, we contract for product production, warehousing and fulfillment at facilities located at 11753 N Hwy 59, Gravette, AR 72736. We do not believe we will have difficulty in obtaining additional office or commercial space at competitive prices, if necessary. We hold no real property.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

A. Market Information

The Company's Common Stock is currently quoted by OTC Markets under the symbol GLUC. The high and low closing prices of the Company's common stock since January 1, 2014 are set forth below. These closing prices do not reflect retail mark-up, markdown or commissions.

	High	Low
2015
First Quarter	$0.1048	$0.0375
Second Quarter	$0.65	$0.35
Third Quarter	$0.061	$0.033
Fourth Quarter	$0.0749	$0.031

2014
First Quarter	$2.00	$0.95
Second Quarter	$0.95	$0.50
Third Quarter	$1.15	$0.28
Fourth Quarter	$0.47	$0.08

Reports to Security Holders.

The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission, which includes us. The address of that site is www.sec.gov.

Holders.

As of April 14, 2016 we had 115 shareholders of record. However, the majority of our shareholders hold their stock in "street name" at brokerage and custodial firms. We estimate our total number of shareholders to be over 700. Our transfer agent is Nevada Agency & Transfer Company located at 50 West Liberty Street, Reno, Nevada, 89501 and their phone number is (775) 322-0626.

Dividend Policy.

We have never declared or paid a cash dividend. We do not expect to pay cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

Equity Compensation Plan

On March 4, 2013, we filed an S-8 registration statement with the Securities and Exchange Commission registering up to 30,000,000 shares of common stock under our 2013 Stock Incentive Plan. During fiscal 2014, we issued 15,000 (split adjusted) shares pursuant to this plan. Our 2013 Stock Incentive Plan was formally rescinded by resolution of the board of directors in 2014.

Recent sales of unregistered securities

During the fiscal years ended December 31, 2014 and December 31, 2015, we issued a total of 925,106 and 973,063 shares of common stock respectively.

a)

During January 2014, William Gallagher, our former chief executive officer canceled 12,000 of his personal unregistered shares of the Company's common stock to satisfy a promissory note conversion request. These shares were valued at $1.75 per share or $21,000.

b)

During January 2014, a promissory note was converted into unregistered shares of the Company's common stock. The amount totaled $12,849 including interest was converted into 17,132 unregistered shares of the Company's common stock at $0.75 per share.

c)

During March 2014, a promissory note was partially converted into unregistered shares of the Company's common stock. The amount totaled $4,000 was converted into 16,000 unregistered shares of the Company's common stock at $0.25 per share.

d)

During March 2014, a promissory note was converted into unregistered shares of the Company's common stock. The amount totaled $13,151 including interest was converted into 13,171 unregistered shares of the Company's common stock at $0.999 per share.

e)

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

f)

During April 2014, William Gallagher, our former chief executive officer was re-issued 12,000 unregistered shares of the Company's common stock which were canceled in January 2014 to satisfy a promissory note conversion request. These shares were valued at $1.75 per share or $21,000.

g)

During April 2014, Thomas Metzger, our former chief executive officer/chief financial officer was issued 5,000 unregistered shares of the Company's common stock for compensation. These shares were valued at $0.755 per share or $3,375.

h)

During April 2014, James Hodge, our chairman of the board of directors, was issued 5,000 unregistered shares of the Company's common stock for joining the Company's board. These shares were valued at $0.755 per share or $3,375.

i)

During April 2014, Peggy Knight our chief marketing officer was issued 15,000 unregistered shares of the Company's common stock for marketing compensation. These shares were valued at $0.755 per share or $11,325.

j)

During June 2014, the Company signed a one year consulting agreement with an individual to provide product marketing and performs duties as the Company's spokesperson. The consultant earned 5,000 restricted shares of the Company's common stock. The shares were valued at $0.65 per share or $3,250. These shares were issued in July 2014.

k)

During July 2014, a promissory note was partially converted into unregistered shares of the Company's common stock. The amount totaled $4,103 including accrued interest was converted into 16,412 unregistered shares of the Company's common stock at $0.25 per share.

l)

During July 2014, James Hodge, the Company's chairman of the board of directors, was issued 6,923 shares of the Company's restricted common stock for service to the Company. These shares were valued at $0.65 per share or $4,500.

m)

During July 2014, the Company signed a consulting agreement with an individual to provide website services for the Company. The consultant was compensated with 60,000 shares of the Company's common stock. The shares were valued at $69,000 or $1.15 per share.

n)

During July 2014, Thomas Metzger Ph.D., our former Chief Executive Officer and Chief Financial Officer resigned from the Company to pursue other interests. Per board consent signed July 22, 2014, the 5,000 unregistered shares of the Company's common stock due to Mr. Metzger on September 4, 2014 in accordance with his consulting agreement signed in April 2014 were issued to Mr. Metzger. The shares were valued at $4,925 or $0.985 per share.

o)

During August 2014, a promissory note was partially converted into unregistered shares of the Company's common stock. The amount totaled $3,059 including accrued interest was converted into 12,235 unregistered shares of the Company's common stock at $0.25 per share.

p)

During September 2014, a promissory note was partially converted into unregistered shares of the Company's common stock. The amount totaled $2,529 including accrued interest was converted into 10,115 unregistered shares of the Company's common stock at $0.25 per share.

q)

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the "Glucose Health Natural Blood Sugar Maintenance" product for 300,000 unregistered shares of the Company's common stock valued at $0.38 per share or $114,000, from a company beneficially owned by our CEO, Murray Fleming.

r)

On October 1, 2014, Murray Fleming was appointed as the Company's Chief Executive Officer for the 12 month period ending October 1, 2015. Mr. Fleming was compensated with 300,000 unregistered shares of the Company's common stock valued at $0.38 per share or $114,000.

s)

During November 2014, a promissory note was partially converted into unregistered shares of the Company's common stock. The amount totaled $250 was converted into 50,000 unregistered shares of the Company's common stock at $0.005 per share.

t)

During December 2014, a promissory note was partially converted into unregistered shares of the Company's common stock. The amount totaled $285 including accrued interest was converted into 56,918 unregistered shares of the Company's common stock at $0.005 per share.

u)	During 2014, the Company issued 263 shares to satisfy rounding issues as a result of the reverse stock splits implemented during the year.
v)

During January 2015, the Company issued 58,092 shares of common stock to a corporation for conversion of $250 principal and $40 accrued interest related to a Note. These shares were valued at $0.005 per share.

w)

During February 2015, the Company issued 177,072 shares of common stock to a corporation for conversion of $750 principal and $136 accrued interest related to Note. These shares were valued at $0.005 per share.

x)	During February 2015, the Company issued 70,867 shares of common stock in final settlement of a consulting agreement. These shares were valued at $0.08467.
y)

During March 2015, the Company issued 162,264 shares of common stock to a corporation for conversion of $500 principal and $41 accrued interest related to a Note. These shares were valued at $0.005 per share.

z)

During April 2015, the Company issued 86,882 shares of common stock to a corporation for conversion of $400 principal and $40 accrued interest related to Note. These shares were valued at $0.005 per share.

aa)	During April 2015, the Company issued 50,000 shares of common stock in final settlement of a consulting agreement. These shares were valued at $0.0357 per share.
bb)	During May 2015, the Company issued 100,000 shares of common stock to pursuant to final settlement of an outstanding debt. These shares were valued at $0.2278 per share.
cc)

During June 2015, the Company issued 87,564 shares of common stock to a corporation for conversion of $400 principal and $38 accrued interest related to a Note. These shares were valued at $0.005 per share.

dd)	During June 2015, the Company issued 10,000 shares of common stock pursuant to a final settlement of an outstanding payable to an individual. These shares were valued at $0.05 per share.
ee)

During September 2015, the Company issued 88,438 shares of common stock to a corporation for conversion of $400 principal and $42 accrued interest pursuant to a Note. These shares were valued at $0.005 per share.

ff)

During November 2015, the Company issued 89,020 shares of common stock to a corporation for conversion of $400 principal and $45 accrued interest pursuant to a Note. These shares were valued at $0.04 per share.

gg)	During November 2015, the Company issued 50,000 shares of common stock to an individual for services rendered valued at $3,500. These shares were valued at $0.07 per share.
hh)

During December 2015, the Company issued 111,864 shares of common stock to a corporation for conversion of $500 principal and $59 accrued interest pursuant to a Note. These shares were valued at $0.07 per share.

All issuances referenced above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act; they understood the economic risk of an investment in the securities; and they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. The sales were made to sophisticated or accredited investors, as defined in Rule 501(a). Further, we gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense necessary to verify the accuracy of information furnished. At a reasonable time prior to the sale of securities, we advised the purchasers of the limitations on resale in the manner contained in Rule 502(d) 2. Neither we, nor any person acting on our behalf, sold the securities by any form of general solicitation or general advertising.

Use of Proceeds of Registered Securities.

None

Penny Stock Regulation.

Shares of our common stock are subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). These penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from these rules to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of its common stock during the fiscal year ending December 31, 2015.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On October 1, 2014, Murray Fleming was appointed the Company's Chief Executive Officer for the 12-month period ending October 1, 2015. Mr. Fleming was compensated with 300,000 unregistered shares of the Company's common stock. Additionally, on the same date, the Company entered into an Intellectual Property Purchase Agreement to purchase the "Glucose Health Natural Blood Sugar Maintenance" product from a company beneficially owned by Mr. Fleming for 300,000 unregistered shares of the Company's common stock. On October 1, 2014, Mr. Fleming beneficially owned 600,000 shares or 50.1% of the outstanding shares of the Company's common stock, which resulted in a change in control of the Company.

Following the purchase of the "Glucose Health Natural Blood Sugar Maintenance" product, the Company undertook a series of steps to achieve a final product offering that would be considered efficacious as well as pleasant tasting by our target consumer market and would offer a value proposition relative to our competition in order to be considered for stocking by national and regional pharmacy retailers. To assist in achieving our final product objectives, we retained a former head of beverage product development at Nestle. We retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations, necessary, in part, to allow our product to be stocked by national pharmacy retailers. We also undertook a number of actions to establish and build our Glucose Health® brand. The Company conducted a design competition related to its packaging artwork and product logo and retained an experienced product packaging graphic artist to assist with all digital and print representations of the product. The Company filed for and received trademark protection for Glucose Health® with the United States Trademark and Patent Office (USPTO). While our primary sales and marketing focus is achieving sales to consumers through national and regional pharmacies, secondarily, we intend to also market the product directly to customers via our dedicated product website and through other online marketplaces.

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

On November 20, 2014, the board of directors voted to designate Series A Special Preferred Shares consisting of 1,000 shares of preferred stock with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. Additionally, the board of directors voted to extend an existing consulting contract with the Company's CEO, Murray Fleming, for an additional 12 months, through October 1, 2016, without further compensation, in exchange for the issuance to Mr. Fleming, of the 1,000 Series A Special Preferred Shares. A Certificate of Designation for the Series A Special Preferred Shares was filed with the Nevada Secretary of State and effective on December 1, 2014.

On December 15, 2014, the Company submitted its application to OTC Markets Group Inc. for inclusion in the OTCQB tier of quoted securities. In addition, the Company's new ticker symbol, GLUC, was included on the Financial Industry Regulatory Authority's (FINRA) Daily List, with an effective date of December 15, 2014.

On January 5, 2015, the Company signed a contract manufacturing agreement for testing, compounding, supply and order fulfillment for the Glucose Health® product and additionally a purchasing agreement to distribute the product in a limited number of Northwest Arkansas pharmacies.

On January 7, 2015 the Company announced it has completed implementation of Food and Drug Administration (FDA) Current Good Manufacturing Practices (CGMP). The Dietary Supplement (DS) CGMP rule in 21 CFR part 111 of the FDA's regulations requires companies which manufacture, package, label, or hold a dietary supplement to establish and follow current good manufacturing practice to ensure the quality of the dietary supplement and to ensure that the dietary supplement is packaged and labeled as specified in the master manufacturing record.

On January 27, 2015 the Company announced the filing of its initial application for trademark protection related to its Glucose Health® line of dietary products, with the United States Trademark and Patent Office. If the Company's application is successful and a trademark is awarded by the USPTO, a legal presumption of the Company's ownership nationwide of "Glucose Health", and the exclusive right to use a trademark on or in connection with all Glucose Health® branded products, as set forth in the registration, will exist.

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

On February 24, 2015, the Company announced the completion of the FDA's facility registration procedure.

On May 1, 2015, the Company filed Form 8-A12G registering a class of securities under the Securities Exchange Act of 1934 and became subject to the 1934 Act.

The Company completed the first production run of the product on May 26, 2015 and pursuant to the January 5, 2015 purchasing agreement, the product began to be offered for retail sale through a limited number of Northwest Arkansas pharmacies and additionally, on the Company's product website www.glucosehealth.com.

Our Plan of Operation for the Next Twelve Months

Our principal business strategy for the next twelve months will be to implement marketing and sales initiatives and earn significant revenues from our Glucose Health® product. Our sales initiatives will be focused upon securing repeat purchase orders from national and regional pharmacy retailers for our Glucose Health® Daily Blood Sugar Maintenance product. Our marketing initiatives will be primarily to support Glucose Health® channel sales through national and regional partners. We intend to begin advertising in and sponsoring, various print, digital and social media platforms, which align with the interest of our customers in natural products including dietary supplements for pre-diabetes and Type-2 diabetes. Secondarily to our primary sales and marketing initiatives above, we also intend to grow our online sales of Glucose Health® product through sales from our product website and sales through other online marketplaces. We also intend to further develop our Glucose Health® product in order to introduce variations of our proprietary formula and to introduce a variety of packaging options to our target consumer market segment.

At December 31, 2015 we had nominal cash, which will not be sufficient to satisfy our working capital requirements for the next twelve months. We cannot forecast with any degree of certainty our anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties, which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues we may cease operations in which case you will lose your investment.

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

Even assuming that we secure adequate financing, there can be no assurance that we will be profitable at any time in the future. Further, the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our auditors have questioned our ability to continue operations as a "going concern." While we expect to obtain significant revenues from future product sales, in the absence of significant sales and profits, we will seek to raise funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, even if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Liquidity and Capital Resources.

At December 31, 2015, our total assets were $15,407 consisting of $2,055 cash, $8,370 inventory consisting of 801 units of Glucose Health® Daily Blood Sugar Maintenance product, $3,150 accounts receivable and $1,282 prepaid consultant compensation. This compares to our total assets of $44,030 at December 31, 2014, consisting of $4,871 in cash and $38,859 in prepaid consultant compensation.

At December 31, 2015 our current liabilities totaled $403,226 consisting of $94,920 in accounts payable and accrued expenses, $6,075 for short term loans, $100,829 in related party convertible short-term loans and $201,402 in convertible short-term loans. This compares to our current liabilities at December 31, 2014 of $324,582 consisting of $154,659 in accounts payable and accrued expenses $7,747 for a short-term loan, $23,927 for a short-term loan from a related party and $138,249 in convertible short-term loans.

We had a working capital deficit for 2015 and 2014 of $388,119 and $280,852, respectively. We rely upon funding from two private equity firms. Unless we continue secure additional funding from these firms, or others, of which there can be no assurance, we will not be able to satisfy our ongoing expenses.

At December 31, 2015 and 2014, we had no other liabilities and no long-term commitments or contingencies.

Material Commitments

On April 8, 2014, the Company issued a $21,000 convertible note to a corporation. The loan bears interest at 8% and has a maturity date of October 8, 2014. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.0065 per share.

On May 8, 2014, the Company issued a $21,000 convertible note to a corporation. The loan bears interest at 8% and has a maturity date of November 8, 2014. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.0065 per share.

On May 28, 2014, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of November 28, 2014. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.0065 per share.

On June 23, 2014, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 23, 2014. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.0065 per share.

On July 11, 2014, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of January 11, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.0065 per share.

 On August 4, 2014, the Company issued an $8,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of February 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.0065 per share.

On August 4, 2014, the Company issued an $8,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of February 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.0065 per share.

On September 3, 2014, the Company issued a $6,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of March 3, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.005 per share.

On September 3, 2014, the Company issued a $6,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of March 3, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.005 per share.

On October 1, 2014, the Company issued a $4,625 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of April 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.005 per share.

On October 1, 2014, the Company issued a $4,625 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of April 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.005 per share.

On October 15, 2014, the Company issued a $3,600 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of April 15, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.004 per share.

On November 4, 2014, the Company issued a $6,850 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of May 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.0025 per share.

On November 4, 2014, the Company issued a $6,850 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of May 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.0025 per share.

On November 8, 2014, the Company issued a $2,962 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of May 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.00475 per share.

On December 1, 2014, the Company issued a $5,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of June 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.09 per share.

On December 1, 2014, the Company issued a $5,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of June 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.09 per share.

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

On December 10, 2015, the Company issued a $2,500 convertible note to a company owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of June 10, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.03 per share.

Results of Operations.

Results of operations for the year ended December 31, 2015 compared to year ended December 31, 2014

Revenues

We generated nominal revenues of $4,272 and $2,739 for the years ended December 31, 2015 and 2014, respectively. The Company's focus for 2016 will be the manufacturing, marketing and distribution of our Glucose Health® Daily Blood Sugar Maintenance dietary supplement product. We hope to generate substantial revenues, continue our operations and fully implement our business plan by December 31, 2016.

Gross Profit (Loss)

We reported a gross profit (loss) of $397 and ($20,726) for the years ended December 31, 2015 and 2014, respectively. Included in the gross loss was an impairment to inventory of $20,829 for the year ended December 31, 2014. Until the Company generates significant revenues, our revenue will continue to be nominal.

Operating Expenses

For the year ended December 31, 2015, we had total operating expenses of $156,570, as compared to total operating expenses of $524,490 for the year ended December 31, 2014. The substantial decrease of $367,920 or 70.1%, in our operating expenses between the two periods is primarily due to an approximate $501,000 decrease in professional fees incurred in 2015 and a decrease of approximately $23,490 for other general and administrative expenses compared to 2014. We expect we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss

For the year ended December 31, 2015, we had a net loss of $266,064 or $0.14 per share. In comparison, for the year ended December 31, 2014, we had a net loss of $669,409 or $0.99 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements

The financial statements required by Item 8 are presented in the following order:

GLUCOSE HEALTH INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Glucose Health Inc.

We have audited the accompanying balance sheets of Glucose Health, Inc. (the "Company") as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glucose Health Inc. as of December 31, 2015 and 2014, and the results of its statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in process of executing its business plan and expansion. The Company has not generated significant revenue to this point, however, has been successful in raising funds in their private placement. The lack of profitable operations and the need to continue to raise funds raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 14, 2016

GLUCOSE HEALTH, INC.
BALANCE SHEETS

	DECEMBER 31, 2015	DECEMBER 31, 2014
ASSETS

CURRENT ASSETS
Cash	$2,055	$4,871
Accounts receivable	3,150	-
Inventory	8,370	-
Due from affiliate	250	-
Prepaid expenses	1,282	38,859
Total current assets	15,107	43,730

Other Asset
Intellectual assets, net of accumulated amortization of $0 and $0, respectively	300	300

TOTAL ASSETS	$15,407	$44,030

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$94,920	$154,659
Notes payable	6,075	7,747
Convertible notes payable, related parties	100,829	23,927
Convertible notes payable	201,402	138,249
Total current liabilities	403,226	324,582

TOTAL LIABILITIES	403,226	324,582

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $ no par value, 1,000 shares authorized, 1,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014	113,200	113,200
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,451,888 and 1,309,825 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively (1)	2,452	1,310
Additional paid in capital	5,386,001	5,228,346
Stock subscription	23,000	23,000
Accumulated other comprehensive loss	(75,278)	(75,278)
Accumulated deficit	(5,837,194)	(5,571,130)
Total stockholders' deficit	(387,819)	(280,552)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,407	$44,030

_______________

(1)

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014.

The accompanying notes are an integral part of these financial statements.

GLUCOSE HEALTH, INC.
STATEMENTS OF OPERATIONS

	FOR THE YEAR	FOR THE YEAR
	ENDED	ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014

REVENUE	$4,272	$2,739

COST OF REVENUES
Cost of revenues	3,875	2,636
Inventory impairment	-	20,829
Total Cost of Revenues	3,875	23,465

GROSS PROFIT/(LOSS)	397	(20,726)

OPERATING EXPENSES
Professional fees/stock based compensation	41,702	504,192
Research and development	48	4,000
General and administrative	114,868	16,298
Total Operating Expenses	156,570	524,490

LOSS FROM OPERATIONS	(156,173)	(545,216)

OTHER INCOME (EXPENSE)
Interest income (expense)	(120,028)	(109,631)
Loss on conversion of debt	(10,436)	(14,562)
Gain on forgiveness of accounts payable	20,573	-
Total other expense	(109,891)	(124,193)

LOSS BEFORE INCOME TAXES	(266,064)	(669,409)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	-	-

NET LOSS	$(266,064)	$(669,409)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED (2)	1,956,371	675,155

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.14)	$(0.99)

(2)

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014.

The accompanying notes are an integral part of these financial statements.

GLUCOSE HEALTH, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Stock To Be	Deferred	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Issued	Compensation	Deficit	Loss	Total

Balance - December 31, 2013 (3)	-	$-	377,456	$377	$4,761,836	$34,400	$(17,372)	$(4,901,721)	$(75,278)	$(197,758)

Preferred shares issued for compensation under
employment agreement	1,000	113,200			-					113,200
Common shares issued for compensation under
employment agreement			300,000	300	113,700					114,000
Common shares issued for services			124,124	124	115,038					115,162
Common shares issued for liability for stock to be issued			16,000	16	14,384					14,400
Common shares issued for settlement			-
of notes payable			191,983	192	54,596					54,788
Common shares issued for Glucose Health Natural
Blood Sugar Maintenance product acquisition			300,000	300	-					300
Options issued for service			-	-	51,850					51,850
Discounts on shares issued for notes payable					116,943					116,943
Stock to be issued						(11,400)				(11,400)
Amortization of deferred compensation							17,372			17,372
Factional shares issued			263	1	(1)		-			-
Net loss for the year								(669,409)	-	(669,409)

Balance - December 31, 2014 (3)	1,000	$113,200	1,309,825	$1,310	$5,228,346	$23,000	$-	$(5,571,130)	$(75,278)	$(280,552)

Common stock issued in satisfaction of debt			58,092	58	232					290
Common stock issued in satisfaction of debt			58,750	59	235					294
Common stock issued in satisfaction of debt			59,078	59	236					295
Common stock issued in satisfaction of debt			59,244	59	237					296
Common stock issued in satisfaction of debt			54,018	54	216					270
Common stock issued as compensation			70,867	71	5,929					6,000
Common stock issued in satisfaction of debt			108,246	108	433					541
Common stock issued in satisfaction of debt			100,000	100	1,687					1,787
Common stock issued in satisfaction of debt			86,882	87	348					435
Common stock issued in satisfaction of debt			87,564	88	350					438
Common stock issued for sevices			10,000	10	490					500
Common stock issued for sevices			50,000	50	22,725					22,775
Common stock issued in satisfaction of debt			88,438	88	354					442
Common stock issued in satisfaction of debt			89,020	89	3,472					3,561
Common stock issued for sevices			50,000	50	3,450					3,500
Common stock issued in satisfaction of debt			111,864	112	7,719					7,831
Net loss for the year								(266,064)	-	(266,064)
Discounts on shares issued for notes payable					109,541					109,541

Balance - December 31, 2015 (3)	1,000	113,200	2,451,888	2,452	5,386,001	23,000	-	(5,837,194)	(75,278)	(387,819)

_______________

(3)

The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014

The accompanying notes are an integral part of these financial statements.

GLUCOSE HEALTH, INC.
STATEMENTS OF CASH FLOWS

	FOR THE YEAR	FOR THE YEAR
	ENDED	ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014
OPERATING ACTIVITIES:
Net loss	$(266,064)	$(669,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Inventory write down	-	14,402
Common stock issued for services	32,775	372,725
Amortization of note discount	43,076	100,098
Gain on forgiveness of accounts payable	-	-
(Gain) loss on conversion of debt	-	14,562
Beneficial conversion feature of notes payable	109,541	-
Change in assets and liabilities
Increase in accounts receivable	(4,572)	-
(Increase) decrease in inventory	(8,370)	10,477
Decrease in prepaid expenses and other current assets	37,577	-
Increase (decrease) in accounts payable and accrued expenses	(59,739)	21,793
Total adjustments	150,288	534,057
Net cash used in operating activities	(115,776)	(135,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in due from affilliate	(250)	-
Net cash used in investing activities	(250)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	113,210	139,512
Net cash provided by financing activities	113,210	139,512

NET INCREASE IN CASH	(2,816)	4,160

CASH - BEGINNING OF PERIOD	4,871	711

CASH - END OF PERIOD	$2,055	$4,871

NONCASH OPERATING AND INVESTING ACTIVITIES:
Beneficial conversion feature	$109,541	$-
Conversion of notes payable and accrued interest to common stock	$4,100	$54,788
Cancellation for 600,000 shares of common stock to settle liabilities	$-	$21,000
Conversion of liability to common stock	$4,315	$-

The accompanying notes are an integral part of these financial statements.

GLUCOSE HEALTH INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 20143

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

On June 30, 2010, the board of directors approved the increase of the authorized shares of common stock from 75,000,000 to 90,000,000. In addition, the board approved a 1.20 for 1 stock split. All shares have been reflected retroactively in accordance with SAB Topic 14C.

On September 26, 2011, the Company entered into an acquisition agreement for Type2 Defense, a natural dietary supplement for the Type-2 diabetes and pre-diabetes market category and the Company's previous operations were discontinued.

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

On October 1, 2014, Murray Fleming was appointed as the Company's Chief Executive Officer for the 12-month period ending October 1, 2015 and the Company entered into an Intellectual Property Purchase Agreement to purchase the "Glucose Health Natural Blood Sugar Maintenance" product from a company beneficially owned by Mr. Fleming.

As of October 1, 2014, Mr. Fleming beneficially owned 600,000 shares or 50.1% of the outstanding shares of the Company's common stock, which resulted in a change in control of the Company.

On November 5, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State effecting, as of November 19, 2014, a 1-for-50 reverse split pursuant to which every fifty shares of the Company's common stock were combined and converted into one share of the Company's common stock (with all fractional shares being rounded up to the next whole share) with the total number of shares of the Company's authorized common stock remaining at 200,000,000 shares; effecting the authorization of 1,000 shares of preferred stock with "blank check" rights; and effecting the change of the Company's name from Bio-Solutions Corp. to Glucose Health, Inc. On November 20, 2015, the board of directors voted to designate Series A Special Preferred Shares consisting of 1000 shares of preferred stock with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. Additionally, the board of directors voted to extend an existing consulting contract with the Company's CEO, Murray Fleming, for an additional 12 months, through October 1, 2016, without further compensation, in exchange for the issuance to Mr. Fleming, of the 1000 Series A Special Preferred Shares. A Certificate of Designation for the Series A Special Preferred Shares was filed with the Nevada Secretary of State and effective on December 1, 2014.

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

On February 10, 2015, Murray Fleming, the Company's Chief Executive Officer was appointed the Company's Chief Financial Officer.

Going Concern

The Company had a working capital deficiency of $388,119 and an accumulated deficit of $5,837,194 as of December 31, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues, has generated losses totaling $5,837,194 since inception and needs to raise additional funds to carry out its business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates it will need a total of $120,000 in capital to continue operations through the end of 2016. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company's officer and directors may need to contribute funds to sustain operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2015 and 2014.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. As of December 31, 2015 and 2014, the Company had prepaid expenses of $1,282 and $38,859, respectively, comprised of a prepaid subscription and the issuance of unregistered shares of the Company's common stock to consultants, respectively.

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

During the years ended December 31, 2015 and 2014, we recorded no impairment charges related to other intangible assets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company follows ASC 740-10, "Accounting for Uncertainty in Income Taxes" ("ASC 740-10"). This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of December 31, 2015, no additional accrual for income taxes is necessary. The Company's policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions. The tax years for 2009 to 2014 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Revenue Recognition

The Company currently has nominal revenues. Once the Company generates significant revenues from the sales of our products, the following criteria for revenue recognition will be utilized:

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

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. Except as noted below, the Company has not issued any options or warrants to date. At December 31, 2015, the total shares issuable upon conversion of convertible notes payable would be approximately 2,327,352 shares of the Company's common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of December 31, 2015 and 2014, the Company had inventory of $8,370 and $0, respectively, with no allowance for obsolescence.

Recent Issued Accounting Standards

There were updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - STOCKHOLDERS' DEFICIT

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001. On June 30, 2010, the authorized shares were increased to 90,000,000. In October 2012, the Company increased the authorized common shares to 200,000,000. In November 2014, the Company established a second class of stock – 1,000 shares of preferred stock with no par value.

As of December 31, 2015 and 2014, 2,451,888 and 1,309,825 shares of the Company's common stock and 1,000 and 1,000 shares of the Company's preferred stock were issued and outstanding, respectively.

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

During November 2015, the Company issued 89,020 shares of common stock to a corporation for conversion of $400 principal and $45 accrued interest related to a Note. These shares were valued at $0.004 per share, the conversion price stated in the Note.

During December 2015, the Company issued 111,864 shares of common stock to a corporation for conversion of $500 principal and $59 accrued interest related to a Note. These shares were valued at $0.07 per share, the conversion price stated in the Note.

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

On June 27, 2014, the Company signed a one-year consulting agreement with an individual to provide product marketing, endorsement and spokesperson services for the Company. The agreement began on May 10, 2014 and expires on May 10, 2015. The consultant will be compensated with 5,000 shares of the Company's common stock. These shares were issued in July 2014. The shares were valued at $0.65 per share or $3,250. Compensation was calculated at the fair market value of the shares at the date earned. In addition, the consultant may purchase 50,000 shares of the Company's common stock at an exercise price of $0.025 per share each quarter ending May 10, 2015 (an aggregate of 200,000 shares). Options were valued using the Black Scholes Method, resulting in a value of $103,700 of which $51,850 and $51,850 have vested and expense recognized in year 2015 and 2014, respectively. The weighted average assumptions made in calculating the fair values of options granted during the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
	2015	2014

Expected volatility	–	197.1%
Expected dividend yield	–	–
Risk-free interest rate	–	0.86%
Expected term (in years)	–	3.0

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

During June 2015, the Company issued 10,000 unregistered shares of the Company's common stock as compensation to a consultant. The shares were valued at $500.

During November 2015, the Company's issued 50,000 unregistered shares of the Company's common stock as compensation to a consultant. These shares were valued at $0.07 per share or $3,500.

NOTE 4 – NOTES PAYABLE

On April 20, 2012, the Company issued a $2,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of October 20, 2012. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.009 per share. After the due date, the interest rate on the convertible note increased to 15%. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,083, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $3,391 and $3,016 at December 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note.

On May 10, 2012, the Company issued a $2,600 convertible note to William Gallagher, the Company's former CEO. The loan bears interest at 5% and has a maturity date of November 10, 2012. In addition, at any time, William Gallagher may convert the note into shares of the Company's common stock at an exercise price of $0.009 per share. After the due date, the interest rate on the convertible note increases to 15%. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $1,733, and was recorded as debt discount. The debt discount was amortized through the term of the note. During June and July 2013, the Company paid the principal and interest balance of $2,909 to William Gallagher.

On May 27, 2013, the Company issued a $12,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of November 27, 2013. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $2.50 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $12,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. On January 6, 2014, the Company agreed to modify the terms of this $12,500 convertible promissory notes dated May 27, 2013. The conversion rate was reduced from $2.50 per share to $0.75 per share. During January 2014, $12,849 including interest was converted into 17,132 unregistered shares of the Company's common stock at $0.75 per share to fully satisfy the promissory note. The unpaid balance including accrued interest was $12,865 at December 31, 2013.

On June 11, 2013, the Company issued a $6,500 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,500, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $7,001 and $6,676 at December 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note.

On June 11, 2013, the Company issued a $6,222 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of August 11, 2013. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,393, and was recorded as debt discount. The debt discount was amortized through the term of the note. The unpaid balance including accrued interest was $6,702 and $6,391 at December 31, 2014 and December 31, 2013, respectively. The Company is not compliant with the repayment terms of the note.

On April 8, 2014, the Company issued a $21,000 convertible note to a corporation. The loan bears interest at 8% and has a maturity date of October 8, 2014. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $21,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $22,496 at December 31, 2014.

On May 8, 2014, the Company issued a $21,000 convertible note to a corporation. The loan bears interest at 8% and has a maturity date of November 8, 2014. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $14,538, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $22,365 at December 31, 2014.

On May 28, 2014, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of November 28, 2014. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $7,538, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance including accrued interest was $10,375 at December 31, 2014.

On June 23, 2014, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 23, 2014. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The individual contributed $5,000 in June 2014 and $5,000 in July 2014. The unpaid balance was $10,250 at December 31, 2014.

On July 11, 2014, the Company issued a $10,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of January 11, 2015. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $10,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $10,229 at December 31, 2014.

On August 4, 2014, the Company issued an $8,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of February 4, 2015. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $8,167 at December 31, 2014.

On August 4, 2014, the Company issued an $8,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of February 4, 2015. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.0065 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $8,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $8,167 at December 31, 2014.

On September 3, 2014, the Company issued a $6,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of March 3, 2015. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $6,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $6,100 at December 31, 2014.

On September 3, 2014, the Company issued a $6,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of March 3, 2015. On March 12, 2015, the repayment term were extended to December 31, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $6,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $6,100 at December 31, 2014.

On October 1, 2014, the Company issued a $4,625 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of April 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,405, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $4,683 at December 31, 2014.

On October 1, 2014, the Company issued a $4,625 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of April 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.005 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,405, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $4,683 at December 31, 2014.

On October 15, 2014, the Company issued a $3,600 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of April 15, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.004 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $0, and no debt discount was recorded. The debt discount is amortized through the term of the note. The unpaid balance was $3,638 at December 31, 2014.

On November 4, 2014, the Company issued a $6,850 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of May 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.0025 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $4,110, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $6,907 at December 31, 2014.

On November 4, 2014, the Company issued a $6,850 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of May 4, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.0025 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $4,110, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $6,907 at December 31, 2014.

On November 8, 2014, the Company issued a $2,962 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of May 8, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.00475 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $2,837, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $2,981 at December 31, 2014.

On December 1, 2014, the Company issued a $5,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of June 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.09 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $5,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $5,021 at December 31, 2014.

On December 1, 2014, the Company issued a $5,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of June 1, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $.09 per share. The Company calculated the fair value of the beneficial conversion feature as the difference between the conversion price and the fair market value of the Company's common stock into on the date of issuance. The fair value of the conversion option in connection with the note on the date of issuance aggregated $5,000, and was recorded as debt discount. The debt discount is amortized through the term of the note. The unpaid balance was $5,021 at December 31, 2014.

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

On December 10, 2015, the Company issued a $2,500 convertible note to a company owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of June 10, 2015. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.03 per share.

NOTE 5 - PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The income tax provision (benefit) consists of the following:

	December 31,
	2015	2014
Federal
Current	$-	$-
Deferred	(1,926,274)	(1,894,184)

State and local
Current	–	–
Deferred	–	–
	(1,926,274)	(1,894,184)
Change in valuation allowance	1,926,274	1,894,184
Income tax provision (benefit)	$-	$-

At December 31, 2015 and 2014, the Company had a net operating loss ("NOL's") carry forward in the amount of $5,837,194 and $5,571,130, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company has not filed its federal tax returns since inception and therefore, the NOL's will not be available to offset future taxable income until the tax returns are filed with the respective federal tax authorities.

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2015 and 2014 is summarized below.

	2015	2014

Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0

NOTE 6 - INTELLECTUAL PROPERTY

On September 26, 2011, the Company acquired all the assets and intellectual property rights of Type2 Defense, a natural dietary supplement. The acquisition of Type2 Defense was paid for by the issuance of 40,000 shares of the Company's common stock. The shares were valued at $200,000 or $5.00 per share based on the closing price of the Company's common stock on September 26, 2011. The agreement also included the issuance of 20,000 shares of the Company's common stock upon achieving certain operational milestones and an additional 20,000 shares of Company's common stock upon reaching 1,500 customers. On November 4, 2011, an advance of 1,200 shares of the Company's common stock related to the reaching of the 1,500 customers milestone in the original agreement was approved by the board of directors. The shares were valued at $5.50 per share or $6,600. The issuance of 20,000 shares of the Company's common stock upon reaching 1,500 customers, was reduced by the advance to 1,200 shares. During June 2013, the Company achieved the operational milestones as specified in the September 26, 2011 Type2 Defense acquisition agreement. On June 18, 2013, the Company issued 20,000 shares to the Company's former CEO for the Type2 Defense product meeting the operational milestones. The shares were valued at $7.50 per share or $150,000 and included as stock based compensation in the statement of operation in 2011. In addition, on June 18, 2013, an advance of 10,000 shares of the Company's common stock related to reaching of 1,500 customers' milestone in the original agreement was approved by the board of directors and issued to William Gallagher, the Company's former CEO. The shares were valued at $7.50 per share or $75,000 and included as stock based compensation in the accompanying statement of operation in 2013.

Since the Company has not been able to generate substantial revenues from the Type2 Defense product since June 2013 and has produced only nominal sales of the product in 2014, the Company elected to write-off the $200,000 intellectual property for Type2 Defense as impaired. In addition, as the Company elected to terminate development of the Type2 Defense product in October 2014, the Company wrote down its inventory to -0- as of December 31, 2014 and no further shares will be issued or compensation paid under the aforementioned agreement with the Company's former CEO.

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the "Glucose Health Natural Blood Sugar Maintenance" product for the purchase price of 300,000 unregistered shares of the Company's common stock from a company beneficially owned by the Company's CEO, Murray Fleming. The shares were recorded at their par value of $0.001 per share or $300, valued at the nominal historical cost of the related party seller.

All assets other than the intellectual property had a fair value of $0, with the intellectual property valued at $300.

NOTE 7 - SUBSEQUENT EVENTS

On January 27, 2016 the Company notified OTC Markets, Inc. of its intention to not renew its OTCQB service. The Company filed Form 8-A12G in fiscal 2015 registering a class of securities under the 1934 Securities Exchange Act. Accordingly, the Company does not make use of the OTC Markets Disclosure and News Service and instead files its periodic and annual reports and audited financial statements with the Securities and Exchange Commission.

On February 4, 2016, the Company's Chief Executive Officer and Chief Financial Officer, Murray Fleming, was appointed to the Board of Directors of Glucose Health, Inc. ("Company"). On February 5, 2016, James Hodge resigned from the Board of Directors.

On January 6, 2016, Glucose Health, Inc. ("Company") executed a General Merchandise Supplier Agreement ("Agreement") with Wal-mart Stores, Inc. ("Customer") of Bentonville, Arkansas. On March 8, 2016, the Company received a series of material purchase orders from the Customer pursuant to this Agreement for delivery of its Glucose Health® product - a natural dietary supplement formulated for persons concerned about pre-diabetes and Type-2 diabetes. The Company expects Glucose Health® to be stocked and available for purchase by consumers in the "Diabetes Supplies" section of many of the Customer's pharmacy locations across the United States by early May, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2015, the date of this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's annual report on internal control over financial reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company's principal executive and interim principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company's transactions and dispositions of the Company's assets;

•

provide reasonable assurance that The Company's transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2015.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiency that represents material weaknesses at December 31, 2015:

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

As a result of this material weakness described above, management has concluded that, as of December 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in "Internal Control-Integrated Framework" issued by COSO. The Company intends to augment the Company's internal controls procedures and expand the Company's accounting staff. The Company intends to initiate measures to remediate and refine the Company's internal controls to address this identified material weakness as the Company grows and obtains a stronger cash position that would justify additional expenditures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Annual Report, the following table sets forth information regarding our executive officers and directors:

Name	Age	Position

Murray Fleming	53	Chief Executive Officer, Chief Financial Officer, Sole Director

Murray Fleming. On October 1, 2014, Murray Fleming was appointed the Company's Chief Executive Officer for the 24-month period ending October 1, 2016. On February 10, 2015 Mr. Fleming was appointed the Company's Chief Financial Officer. From 2006 to the present date, Mr. Fleming has been the managing director of a privately held investment company. Mr. Fleming earned a Bachelor of Arts degree with formal concentrations in Economics & Environmental Studies from the University of Victoria in May of 1986. In addition to serving as Chief Executive Officer of Glucose Health Inc., Mr. Fleming is a director of Nacel Energy Corporation and serves as interim CEO, CFO and director of Vaporbrands International, Inc.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. All officers are appointed annually by the board of directors and serve at the discretion of the board. Currently, no compensation is paid to Directors.

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

Audit Committee Financial Expert. Our board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee members who have obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," as competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert." We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Audit Committee. Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Item 11. Executive Compensation

Summary Compensation Table.

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer, our other executive officers and our directors for years ended December 31, 2015 and 2014.

		Annual Compensation			Long Term Compensation
					Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	Payouts LTIP Payouts	All Other Compensation		Total Compensation
		($)	($)	($)	($)	(#)	($)

Murray Fleming,	2015	None	None	None	None	None	None	none		none
Chief Executive Officer, Chief Financial Officer	2014	None	None	None	None	None	None	$227,300	(1)	$227,300

James Hodge,	2014	$6,000	None	None	None	None	None	$11,275	(2)	$17,275
Chairman of the board of directors

Thomas E. Metzger Ph.D.,	2014	None	None	None	None	None	None	$8,700	(3)	$8,700
former Chief Executive Officer, Chief Financial Officer, director (a)

William J. Gallagher,	2014	$12,000	None	None	None	None	None	None		$12,000
former Chief Executive Officer, Chief Financial Officer, director (b)

______________

(1)

Value of 300,000 unregistered shares issued in October 2014 at $0.38 per share or $114,000 and 1,000 shares of unregistered shares preferred stock issued in November 2014 at $113.30 per share or $113,300, in accordance to Mr. Fleming's 24 month management consulting agreement dated September 30, 2014 and revised on November 28, 2014.

(2)

Value of 11,923 unregistered shares issued in April and July 2014 at $0.694 per share or $8,275 and 17,295 unregistered shares earned but not issued at $0.173 per share or $3,000, in accordance to Mr. Hodge's 12 month management consulting agreement dated April 4, 2014.

(3)	Value of 10,000 unregistered shares issued in April and July 2014 at $0.87 per share or $8,700, in accordance to Mr. Metzger's 12 month management consulting agreement dated April 4, 2014.

	(a)	Mr. Metzger resigned July 22, 2014.

	(b)	Mr. Gallagher resigned April 8, 2014.

Outstanding Equity Awards.

As of December 31, 2015, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Murray Fleming, Chief Executive Officer Chief Financial Officer	0	0	0	0	0	0	0	0	0

James Hodge, Chairman of the board of directors, interim Chief Financial Officer	0	0	0	0	0	0	0	0	0

Thomas E. Metzger PHD, former Chief Executive officer, Chief Financial Officer, director	0	0	0	0	0	0	0	0	0

William J. Gallagher former Chief Executive Officer, Chief Financial Officer, director	0	0	0	0	0	0	0	0	0

Stock Options/SAR Grants.

There are no arrangements for stock options or stock appreciation rights or similar benefits for directors or executive officers.

Long-Term Incentive Plans.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation.

Currently, no compensation is paid to Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2015, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officer, and all of our directors and executive officer as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
	Officers and Directors
Common Stock	Murray Fleming, CEO, CFO, sole director	600,000 shares	42.7%
Common Stock	James Hodge, former director*	49,219 shares	3.5%
Common Stock	All directors and named executive officers as a group (3 persons)	649,219 shares	46.2%**
Common Stock	5% and Greater Beneficial Owners	None	None
______________

* Resigned February 5, 2016

** Figures may vary due to rounding.

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

Changes in Control.

The following transaction resulted in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-K.

On October 1, 2014, the Company entered into an agreement and issued 300,000 unregistered shares of the Company's common stock to corporation beneficially owned by the Company's CEO, Murray Fleming, to purchase the Glucose Health® Daily Blood Sugar Maintenance product. Additionally, on October 1, 2014, the Company entered into a management consulting agreement and issued 300,000 unregistered shares of the Company's common stock to Murray Fleming. The 300,000 shares issued to Mr. Fleming directly and the 300,000 shares issued to the corporation over which Mr. Fleming exercises voting control of the 300,000 shares, constitute a change of the control of the Company. On October 1, 2014, Mr. Fleming beneficially owned 600,000 shares or 50.1% of the outstanding shares of the Company's common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

On May 13, 2015, a consulting agreement was signed with Mr. William J. Gallagher, a previous CEO of the Company. The Agreement rendered all previous agreements and monies owing pursuant to those agreements null and void and provided for compensation of $750 on a monthly basis at the election of the Company.

On March 18, 2015, an agreement for consulting services was signed with Mr. James Hodge, a previous CEO and CFO of the Company. The agreement provided for compensation of $500 per month. Subsequent to the period ending December 31, 2015, on February 4, 2016, Mr. Hodge resigned as director.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

Fees of $10,900 and $16,480 in the fiscal year ended December 31, 2015 and 2014, respectively, were paid for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K.

Audit-Related Fees.

For the fiscal year ended December 31, 2015 and 2014, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees."

Tax Fees.

For the fiscal year ended December 31, 2015 and 2014 respectively, our accountants did not render any service for tax compliance, tax advice, and tax planning work.

All Other Fees.

None.

Pre-Approval Policies and Procedures.

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The board of directors in accordance with its procedures approved all of the services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements.

Included in Item 7

(b) Exhibits.

Exhibit No.	Description

23.1	Consent of Auditors at December 31, 2015

31.1	Certification of Principal Executive Officer/Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 as of December 31, 2015

32.1	Certification of Principal Executive Officer/Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as of December 31, 2015

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

____________

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

April 14, 2016	By:	/s/ Murray Fleming
Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2016	By:	/s/ Murray Fleming
Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer/Financial Officer)

