Form 10-Q
period 2016-03-31
Glucose Health, Inc.
filed 2016-05-23
CIK 1420108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

Class	Outstanding at May 23, 2016
Common Stock, $0.001 Par Value	2,541,982

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

The results for the three months ended March 31, 2016 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on April 14, 2016.

GLUCOSE HEALTH, INC.

BALANCE SHEETS

	MARCH 31, 2016	DECEMBER 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,946	$2,055
Accounts receivable	3,150	3,150
Inventory	8,310	8,370
Due from affiliate	250	250
Prepaid expenses	37,676	1,282
Total current assets	51,332	15,107

Other Asset
Intellectual assets, net of accumulated amortization of $0 and $0, respectively	300	300

TOTAL ASSETS	$51,632	$15,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$94,920	$94,920
Notes payable	6,075	6,075
Convertible notes payable, related parties	147,478	100,829
Convertible notes payable	206,290	201,402
Total current liabilities	454,763	403,226

TOTAL LIABILITIES	454,763	403,226

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $ no par value, 1,000 shares authorized, 1,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	113,200	113,200
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,541,982 and 2,451,888 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively (1)	2,542	2,452
Additional paid in capital	5,399,862	5,386,001
Stock subscription	23,000	23,000
Accumulated other comprehensive loss	(75,278)	(75,278)
Accumulated deficit	(5,866,457)	(5,837,194)
Total stockholders' deficit	(403,131)	(387,819)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51,632	$15,407

______________

(1) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GLUCOSE HEALTH, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	FOR THE THREE MONTH'S ENDED MARCH 31,

	2016	2015

REVENUE	$120	$25

COST OF REVENUES
Cost of revenues	60	-
Total Cost of Revenues	60	-

GROSS PROFIT/(LOSS)	60	25

OPERATING EXPENSES
Professional fees/stock based compensation	9,418	61,358
General and administrative	2,917	3,385
Total Operating Expenses	12,335	64,743

LOSS FROM OPERATIONS	(12,275)	(64,718)

OTHER INCOME (EXPENSE)
Interest income (expense)	(16,988)	(55,278)
Gain on forgiveness of accounts payable	-	-
Total other expense	(16,988)	(55,278)

LOSS BEFORE INCOME TAXES	(29,263)	(119,996)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	-	-

NET LOSS	$(29,263)	$(119,996)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED (2)	2,503,370	1,561,916

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.08)

_______________

(2) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GLUCOSE HEALTH, INC.

STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTH'S ENDED MARCH 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(29,263)	$(119,996)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	6,000
Amortization of note discount	6,875	39,854
Change in assets and liabilities
Increase in accounts receivable	-	(250)
(Increase) decrease in inventory	60	(12,500)
Decrease in prepaid expenses and other current assets	(36,394)	17,359
Increase (decrease) in accounts payable and accrued expenses	10,113	387
Total adjustments	(19,346)	50,850
Net cash used in operating activities	(48,609)	(69,146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in due from affilliate	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	48,500	67,315
Net cash provided by financing activities	48,500	67,315

NET INCREASE IN CASH	(109)	(1,831)

CASH - BEGINNING OF PERIOD	2,055	4,871

CASH - END OF PERIOD	$1,946	$3,040

NONCASH OPERATING AND INVESTING ACTIVITIES:
Beneficial conversion feature	$13,500	$-
Conversion of notes payable and accrued interest to common stock	$451	$1,750
Conversion of liability to common stock	$-	$4,315

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2015 10-K and audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Our Current Business

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

On May 26, 2015, the Company completed the first production run of the product and pursuant to the January 5, 2015 purchasing agreement, the product began to be offered for retail sale through a limited number of Northwest Arkansas pharmacies as well as on the Company's product website www.glucosehealth.com.

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

On January 6, 2016, Glucose Health, Inc. ("Company") executed a General Merchandise Supplier Agreement ("Agreement") with Wal-mart Stores, Inc. ("Customer") of Bentonville, Arkansas. On March 8, 2016, the Company received a series of material purchase orders from the Customer pursuant to this Agreement. The Company expects Glucose Health® to be stocked and available for purchase by consumers in the "Diabetes Supplies" section of many of the Customer's pharmacy locations across the United States by early May, 2016.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $5,866,457 since inception and needs to raise additional funds to carry out its business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates it will need a total of $90,000 in capital to continue operations through the end of 2016. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company's officer and directors may need to contribute funds to sustain operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Prepaid Expenses

The Company considers all items incurred for future service to be prepaid expenses. As of March 31, 2016 and December 31, 2015, the Company had prepaid expenses of $37,676 and $1,282, respectively, comprised of the issuance of unregistered shares of the Company's common stock to consultants.

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

During the three months ended March 31, 2016 and the fiscal year 2015, we recorded no impairment charges related to other intangible assets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company follows ASC 740-10, "Accounting for Uncertainty in Income Taxes" ("ASC 740-10"). This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of March 31, 2016, no additional accrual for income taxes is necessary. The Company's policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions. The tax years for 2010 to 2014 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. Except as noted below, the Company has not issued any options or warrants to date. At March 31, 2016, the total shares issuable upon conversion of convertible notes payable would be approximately 642,610 shares of the Company's common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of March 31, 2016, the Company had inventory of $8,310.

Recent Issued Accounting Standards

There were updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company was established with one class of stock, common stock – 75,000,000 shares authorized at a par value of $0.001. On June 30, 2010, the authorized shares were increased to 90,000,000. In October 2012, the Company increased the authorized common shares to 200,000,000.

As of March 31, 2016, 2,541,982 shares of the Company's common stock and 1,000 shares of the Company's Preferred Stock were issued and outstanding.

Issuances pursuant to Conversions

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

During February 2016, the Company issued 90,094 shares of common stock to a corporation for conversion of $400 principal and $51 of accrued interest related to a Note. These shares were valued at $0.005 per share, the conversion price stated in the Note.

Issuances pursuant to Agreements

On June 27, 2014, the Company signed a one-year consulting agreement with an individual to provide product marketing, endorsement and spokesperson services for the Company. The agreement began on May 10, 2014 and expires on May 10, 2015. The consultant will be compensated with 5,000 shares of the Company's common stock. These shares were issued in July 2014. The shares were valued at $0.65 per share or $3,250. Compensation was calculated at the fair market value of the shares at the date earned. In addition, the consultant may purchase 50,000 shares of the Company's common stock at an exercise price of $0.025 per share each quarter ending May 10, 2015 (an aggregate of 200,000 shares). Options were valued using the Black Scholes Method, resulting in a value of $103,700 of which $51,850 have vested and expense recognized during 2015.

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

On January 15, 2016, the Company issued a $3,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 31, 2016. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On January 15, 2016, the Company issued a $10,500 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of December 31, 2016. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On March 11, 2016, the Company issued a $35,000 note to a corporation owned by the Company's CEO. The loan bears interest at 24% per annum and has a maturity date of July 11, 2016.

NOTE 5 - INTELLECTUAL PROPERTY

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

NOTE 6 - SUBSEQUENT EVENTS

None.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2015 together with notes thereto as previously filed with our Annual Report on Form 10-K on March 30, 2016. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

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

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of March 31, 2016, the Company had inventory of $8,310 comprised solely of the Glucose Health® product.

Overview

Glucose Health, Inc. was incorporated under the laws of the State of Nevada on March 27, 2007. Our principal executive office is located at 609 SW 8th Street, Suite 600, Bentonville, AR 72712 and our telephone number is 479-802-3827. Our corporate website is www.glucosehealthinc.com and our product website is www.glucosehealth.com. Our CUSIP number is 379894108 and trading symbol is GLUC. We are a manufacturer of dietary supplements and our business focus is serving the consumer market segment of persons with pre-diabetes and Type-2 diabetes. As discussed in greater detail below, our principal product is Glucose Health® ("product"). We acquired this product in fourth quarter of 2014 and we are in the early stages of manufacturing, marketing and distributing this product. We have a history of losses and have generated only nominal revenues since our inception.

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

Our Current Business

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

On May 26, 2015, the Company completed the first production run of the product and pursuant to the January 5, 2015 purchasing agreement, the product began to be offered for retail sale through a limited number of Northwest Arkansas pharmacies as well as on the Company's product website www.glucosehealth.com.

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

On March 8, 2016, the Company received a series of material purchase orders from the Customer pursuant to a General Merchandise Supplier Agreement ("Agreement") with Wal-mart Stores, Inc. ("Customer") executed January 6, 2016. The Company expects Glucose Health® to be stocked and available for purchase by consumers in the "Diabetes Supplies" section of many of the Customer's pharmacy locations across the United States by May, 2016.

Results of Operations

For the three months ended March 31, 2016 as compared to the three months ended March 31, 2015

Revenues

We generated nominal revenues for the three months ended March 31, 2016 compared to nominal revenues for the three months ended March 31, 2015. We hope to generate substantial revenues, continue operations and fully implement our business plan by December 31, 2016.

Operating Expenses

For the three months ended March 31, 2016, we had total operating expenses of $12,335, as compared to total operating expenses of $64,743 for the three months ended March 31, 2015. The decrease of $52,408 or 81%, in operating expenses between the two periods is primarily due to an approximate $52,000 decrease in professional fees paid for by cash and/or the issuance common stock.

Net Loss

For the three months ended March 31, 2016, after interest expense of $16,988, we had a net loss of $29,263 or $0.01 per share. In comparison, for the three months ended March 31, 2015, after interest expense of $55,278, we had a net loss of $119,996 or $0.08 per share. We expect to continue to incur net losses for the foreseeable future and until we generate significant revenues.

Liquidity and Capital Resources

As of March 31, 2016 our current assets totaled $51,332 consisting primarily of $8,310 of inventory and $37,676 of prepaid expenses.

Our current liabilities were $454,763 as of March 31, 2016, which was represented by accounts payable and accrued expenses of $94,920, short-term loans of $6,075, and convertible notes payable of $353,768.

We had no other liabilities and no long-term commitments or contingencies as of March 31, 2016.

On January 15, 2016, the Company issued a $3,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 31, 2016. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On January 15, 2016, the Company issued a $10,500 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of December 31, 2016. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.025 per share.

On March 11, 2016, the Company issued a $35,000 note to a corporation owned by the Company's CEO. The loan bears interest at 24% per annum and has a maturity date of July 11, 2016.

Our Plan of Operation for the Next Twelve Months.

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

At March 31, 2016, we had nominal cash, which will not be sufficient to satisfy our working capital requirements for the next twelve months. We cannot forecast with any degree of certainty our anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties, which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues, we may cease operations in which case you will lose your investment.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, March 31, 2016. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The controls designed were adequate for financial disclosures required for the preparation of the 10-Q filing; however due to lack of resources in the company's accounting department the controls were not operating effectively. The remediation plan for improving the effectiveness over financial disclosure controls, which caused the material weakness over financial disclosures required in the 10-Q, include the creation of a financial disclosures roll-forward model in accordance with the disclosures contained in the 10-Q report. This model will be maintained and updated by Company management, as new business transactions require additional financial disclosures. As the Company obtains additional resources these financial disclosures will be reviewed by an outside financial disclosure expert for completeness and accuracy earlier in the financial statement closing process cycle in order to help ensure completeness and accuracy for reporting financial disclosures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016 the Company issued a total of 90,094 shares of its common stock as follows:

During February 2016, the Company issued 90,094 shares of common stock to a corporation for conversion of $451 principal and accrued interest related to a Note. The shares were valued at $0.005 per share..

All issuances referenced above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the "Securities Act"). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act; they understood the economic risk of an investment in the securities; and they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. The sales were made to sophisticated or accredited investors, as defined in Rule 501(a). Further, we gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense necessary to verify the accuracy of information furnished. At a reasonable time prior to the sale of securities, we advised the purchasers of the limitations on resale in the manner contained in Rule 502(d) 2. Neither we, nor any person acting on our behalf, sold the securities by any form of general solicitation or general advertising.

Use of Proceeds of Registered Securities.

There were no proceeds from the sales the Company's unregistered common stock during the three months ended March 31, 2016.

Shares of our common stock are subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). These penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from these rules to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

☐	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
☐

a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws

☐	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
☐	a toll-free telephone number for inquiries on disciplinary actions;
☐	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
☐	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

☐	the bid and offer quotations for the penny stock;
☐	the compensation of the broker-dealer and its salesperson in the transaction:
☐	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
☐	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of common stock during the period ending March 31, 2016.

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

Glucose Health, Inc.
a Nevada corporation

Date: May 23, 2016	By:	/s/ Murray Fleming
	Name:	Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer)

