Form 10-Q
period 2016-06-30
Glucose Health, Inc.
filed 2016-08-22
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

Class	Outstanding at August 22, 2016
Common Stock, $0.001 Par Value	2,907,590

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

The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on April 14, 2016.

GLUCOSE HEALTH, INC.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)

ASSETS
CURRENT ASSETS
Cash	$27,773	$2,055
Accounts receivable	168,346	3,150
Inventory	8,310	8,370
Due from affiliate	250	250
Prepaid expenses	2,130	1,282
Total current assets	206,809	15,107

Other Asset
Intellectual assets, net of accumulated amortization of $0 and $0, respectively	300	300

TOTAL ASSETS	$207,109	$15,407

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$169,365	$94,920
Accrued Interest	26,530	-
Notes payable	36,000	6,075
Convertible notes payable, related parties	106,511	100,829
Convertible notes payable	85,398	201,402
Total current liabilities	423,804	403,226

TOTAL LIABILITIES	423,804	403,226

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $ no par value, 1,000 shares authorized, 1,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	113,200	113,200
Common stock, $0.001 par value, 200,000,000 shares authorized, 2,753,232 and 2,451,888 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively (1)	2,753	2,452
Additional paid in capital	5,682,368	5,386,001
Stock subscription	23,000	23,000
Accumulated other comprehensive loss	(75,278)	(75,278)
Accumulated deficit	(5,962,738)	(5,837,194)
Total stockholders' deficit	(216,695)	(387,819)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$207,109	$15,407

(1) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GLUCOSE HEALTH, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2016	JUNE 30, 2015	JUNE 30, 2016	JUNE 30, 2015

REVENUE	$295,809	$552	$295,929	$577

COST OF REVENUES
Cost of revenues	274,464	340	274,524	340
Total Cost of Revenues	274,464	340	274,524	340

GROSS INCOME (LOSS)	21,345	212	21,405	237

OPERATING EXPENSES
Professional fees/stock based compensation	9,546	33,494	18,964	94,852
General and administrative	5,767	9,094	8,684	12,479
Total Operating Expenses	15,313	42,588	27,648	107,331

INCOME (LOSS) FROM OPERATIONS	6,032	(42,376)	(6,243)	(107,094)

OTHER INCOME (EXPENSE)
Interest income (expense)	(93,402)	(28,215)	(119,301)	(83,493)
Gain on forgiveness of accounts payable	-	20,573	-	20,573
Total other expense	(93,402)	(7,642)	(119,301)	(62,920)

LOSS BEFORE INCOME TAXES	(87,370)	(50,018)	(125,544)	(170,014)

PROVISION FOR (BENEFIT FROM) INCOME TAXES			-	-

NET LOSS	$(87,370)	$(50,018)	$(125,544)	$(170,014)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED (2)	2,587,301	1,935,471	2,545,087	1,717,360

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.03)	$(0.05)	$(0.10)

(2) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GLUCOSE HEALTH, INC.

STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTH'S ENDED JUNE 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(125,544)	$(170,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	7,787
Amortization of note discount	108,161	150,733
Gain on forgiveness of accounts payable		(20,573)
Change in assets and liabilities
Increase in accounts receivable	(165,196)	(250)
Decrease in inventory	60	(11,650)
(Increase) decrease in prepaid expenses and other current assets	(848)	34,718
Increase (decrease) in accounts payable and accrued expenses	85,585	(17,385)
Total adjustments	27,762	143,380
Net cash used in operating activities	(97,782)	(26,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	123,500	26,000
Net cash provided by financing activities	123,500	26,000

NET INCREASE (DECREASE) IN CASH	25,718	(634)

CASH - BEGINNING OF PERIOD	2,055	4,871

CASH - END OF PERIOD	$27,773	$4,237

NON-CASH TRANSACTION:
Beneficial conversion feature	$294,722	$86,303
Conversion of notes payable and accrued interest to common stock	$451	$2,622
Conversion of liability to common stock	$-	$4,315

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

Overview

Glucose Health, Inc. was incorporated under the laws of the State of Nevada on March 27, 2007. Our principal executive office is located at 609 SW 8th Street, Suite 600, Bentonville, AR 72712 and our telephone number is 479-802-3827. Our corporate website is www.glucosehealthinc.com and our product website is www.glucosehealth.com. Our CUSIP number is 379894108 and trading symbol is GLUC. We are a manufacturer of diabetes nutritional products and our business focus is serving the consumer market segment of persons concerned with pre-diabetes and Type-2 diabetes. As discussed in greater detail below, our principal product is Glucose Health® Daily Blood Sugar Maintenance. We acquired this product in fourth quarter of 2014 and we are in the early stages of manufacturing, marketing and distributing this product. We have a history of losses.

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

Following this purchase, the Company undertook a series of steps to achieve a final product offering that would be considered efficacious as well as pleasant tasting by our target consumer market, being persons concerned with pre-diabetes and Type-2 diabetes, and would offer a value proposition relative to our competition in order to be considered for stocking by national and regional pharmacy retailers. To assist in achieving our final product objectives, we retained a former head of beverage product development at Nestle. We retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations, necessary, in part, to allow our product to be stocked by national pharmacy retailers. We also undertook a number of actions to establish and build our Glucose Health® brand. The Company conducted a design competition related to its packaging artwork and product logo and retained an experienced product packaging graphic artist to assist with all digital and print representations of the product. The Company filed for and received trademark protection for Glucose Health® with the United States Trademark and Patent Office (USPTO). While our primary sales and marketing focus is achieving sales to consumers through national and regional pharmacies, secondarily, we intend to also market the product directly to customers via our dedicated product website and through other online marketplaces.

Glucose Health® is a dietary supplement formulated from nine natural ingredients shown in certain clinical research such as that published by the National Institutes of Health (see www.glucosehealth.com/clinical-trials), to have a beneficial impact upon blood glucose, insulin, triglyceride and cholesterol levels. The Centers for Disease Control and Prevention (CDC) publishes a National Diabetes Statistics Report annually. The 2014 Report estimates 2 of 5 presently healthy Americans will develop Type-2 diabetes in their lifetime. We believe the CDC Report and other similar research points to a large and growing market of consumers concerned with pre-diabetes or Type-2 diabetes including many of whom are likely seeking natural products like Glucose Health® to proactively maintain good health.

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

On February 10, 2015, Murray Fleming, the Company's Chief Executive Officer was appointed the Company's Chief Financial Officer. Mr. Fleming replaces James Hodge the Company's interim Chief Financial Officer. Mr. Hodge continued as the Company's Chairman of the Board of Directors.

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

On January 6, 2016, the Company executed a General Merchandise Supplier Agreement ("Agreement") with Wal-mart Stores, Inc.

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

On March 8, 2016, the Company received a series of material purchase orders from the Customer pursuant to a General Merchandise Supplier Agreement ("Agreement") with Wal-mart Stores, Inc., executed January 6, 2016.

At June 30, 2016, the Company's Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60-Day Supply) diabetes nutritional product, is stocked in the "Diabetes Supplies" section of many Walmart pharmacies in all 50 states.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $5,962,738 since inception and needs to raise additional funds to carry out its business plan. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations. The Company has had very little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates it will need a total of $60,000 in capital to continue operations through the end of 2016. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company's officer and directors may need to contribute funds to sustain operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2016 and December 31, 2015.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Prepaid Expenses

The Company considers all items incurred for future service to be prepaid expenses. As of June 30, 2016 and December 31, 2015, the Company had prepaid expenses of $2,130 and $1,282, respectively, comprised of the issuance of unregistered shares of the Company's common stock to consultants.

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

The Company makes critical assumptions and estimates in completing impairment assessments of goodwill and other intangible assets. Our cash flow projections look several years into the future and include assumptions on variables such as future sales and operating margin growth rates, economic conditions, market competition, inflation and discount rates. A 10% decrease in the estimated discounted cash flows for the reporting units tested would result in impairment that is not material to our results of operations. A 1.0 percentage point increase in the discount rate used would also result in impairment that is not material to our results of operations.

We amortize the cost of other intangible assets over their estimated useful lives, which range up to ten years, unless such lives are deemed indefinite. Intangible assets with indefinite lives are tested in the third quarter of each fiscal year for impairment, or more often if indicators warrant.

During the three and six months ended June 30, 2016 and the fiscal year 2015, we recorded no impairment charges related to other intangible assets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company follows ASC 740-10, "Accounting for Uncertainty in Income Taxes" ("ASC 740-10"). This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of June 30, 2016, no additional accrual for income taxes is necessary. The Company's policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions. The tax years for 2010 to 2014 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Revenue Recognition

The Company utilizes the following criteria with respect to the recognition of revenue:

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

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. Except as noted below, the Company has not issued any options or warrants to date. At June 30, 2016, the total shares issuable upon conversion of convertible notes payable would be approximately 642,610 shares of the Company's common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of June 30, 2016, the Company had inventory of $8,310 comprised of the Glucose Health® Natural Blood Sugar Maintenance Blueberry Tea Mix (45 Servings) product and no inventory of Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60 Servings) as of June 30, 2016. All Glucose Health® products are affixed with a production lot number and "Best Before" date of 24 months following production. The Company currently sees no trends that would render its current inventory obsolete prior to its "Best Before" date.

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

As of June 30, 2016 and December 31, 2015, 2,753,232 and 2,451,888 shares of the Company's common stock and 1,000 and 1,000 shares of the Company's Preferred Stock were issued and outstanding, respectively.

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

During June 2016, the Company issued 130,000 shares of common stock to a corporation for conversion of $845 of accrued interest related to a Note. These shares were valued at $0.0065 per share, the conversion price stated in the Note.

During June 2016, the Company issued 81,250 shares of common stock to a corporation for conversion of $650 of principal balance of a Note. These shares were valued at $0.008 per share, the conversion price stated in the Note.

Issuances pursuant to Agreements

During February 2015, the Company issued 70,867 unregistered shares of the Company's common stock as compensation. The shares were valued at $0.08467 per share or $6,000.

During April 2015, the Company issued 50,000 unregistered shares of the Company's common stock in final settlement of a consulting agreement. The shares were valued at $1,787.

During May 2015, the Company issued 100,000 unregistered shares of the Company's common stock in final settlement of an outstanding debt. The shares were valued at $22,775.

During June 2015, the Company issued 10,000 unregistered shares of the Company's common stock as compensation. The shares were valued at $500.

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

On April 1, 2016, the Company issued a $5,000 convertible note to a corporation. The loan bears interest at 5% and has a maturity date of December 31, 2016. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.020 per share.

On April 1, 2016, the Company issued a $5,000 convertible note to a corporation owned by the Company's CEO. The loan bears interest at 5% and has a maturity date of December 31, 2016. In addition, at any time, the holder may convert the note into shares of the Company's common stock at an exercise price of $0.020 per share.

On May 1, 2016, the Company issued a $35,000 note to a corporation owned by the Company's CEO. The loan bears interest at 24% and has a maturity date of September 1, 2016.

On May 18, 2016, the Company issued a $30,000 note to a corporation. The loan bears interest at 24% per annum and has a maturity date of July 18, 2016.

During the period ended June 30, 2016, the Company combined the principal balances on multiple notes from the two note holders into two single note agreements, one for $169,065 and the second for $112,157. These transactions were accounted for as a modification of debt, as the interest rate and conversion shares did not change from the original note agreements, therefore, no gain or loss was recognized.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2015 together with notes thereto as previously filed with our Annual Report on Form 10-K on April 14, 2016. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2016 and December 31, 2015.

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

The Company utilizes the following criteria with respect to the recognition of revenue:

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

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of June 30, 2016, the Company had inventory of $8,310 comprised of the Glucose Health® Natural Blood Sugar Maintenance Blueberry Tea Mix (45 Servings) product and no inventory of Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60 Servings) as of June 30, 2016. All Glucose Health® products are affixed with a production lot number and "Best Before" date of 24 months following production. The Company currently sees no trends that would render its current inventory obsolete prior to its "Best Before" date.

Overview

Glucose Health, Inc. was incorporated under the laws of the State of Nevada on March 27, 2007. Our principal executive office is located at 609 SW 8th Street, Suite 600, Bentonville, AR 72712 and our telephone number is 479-802-3827. Our corporate website is www.glucosehealthinc.com and our product website is www.glucosehealth.com. Our CUSIP number is 379894108 and trading symbol is GLUC. We are a manufacturer of diabetes nutritional products and our business focus is serving the consumer market segment of persons concerned with pre-diabetes and Type-2 diabetes. As discussed in greater detail below, our principal product is Glucose Health® Daily Blood Sugar Maintenance. We acquired this product in fourth quarter of 2014 and we are in the early stages of manufacturing, marketing and distributing this product. We have a history of losses.

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

Following this purchase, the Company undertook a series of steps to achieve a final product offering that would be considered efficacious as well as pleasant tasting by our target consumer market, being persons concerned with pre-diabetes and Type-2 diabetes, and would offer a value proposition relative to our competition in order to be considered for stocking by national and regional pharmacy retailers. To assist in achieving our final product objectives, we retained a former head of beverage product development at Nestle. We retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations, necessary, in part, to allow our product to be stocked by national pharmacy retailers. We also undertook a number of actions to establish and build our Glucose Health® brand. The Company conducted a design competition related to its packaging artwork and product logo and retained an experienced product packaging graphic artist to assist with all digital and print representations of the product. The Company filed for and received trademark protection for Glucose Health® with the United States Trademark and Patent Office (USPTO). While our primary sales and marketing focus is achieving sales to consumers through national and regional pharmacies, secondarily, we intend to also market the product directly to customers via our dedicated product website and through other online marketplaces.

Glucose Health® is a dietary supplement formulated from nine natural ingredients shown in certain clinical research such as that published by the National Institutes of Health (see www.glucosehealth.com/clinical-trials), to have a beneficial impact upon blood glucose, insulin, triglyceride and cholesterol levels. The Centers for Disease Control and Prevention (CDC) publishes a National Diabetes Statistics Report annually. The 2014 Report estimates 2 of 5 presently healthy Americans will develop Type-2 diabetes in their lifetime. We believe the CDC Report and other similar research points to a large and growing market of consumers concerned with pre-diabetes or Type-2 diabetes including many of whom are likely seeking natural products like Glucose Health® to proactively maintain good health.

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

On February 10, 2015, Murray Fleming, the Company's Chief Executive Officer was appointed the Company's Chief Financial Officer. Mr. Fleming replaces James Hodge the Company's interim Chief Financial Officer. Mr. Hodge continued as the Company's Chairman of the Board of Directors.

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

On January 6, 2016, the Company executed a General Merchandise Supplier Agreement ("Agreement") with Wal-mart Stores, Inc.

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

On March 8, 2016, the Company received a series of material purchase orders from the Customer pursuant to a General Merchandise Supplier Agreement ("Agreement") with Wal-mart Stores, Inc., executed January 6, 2016.

At June 30, 2016, the Company's Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60-Day Supply) diabetes nutritional product, is stocked in the "Diabetes Supplies" section of many Walmart pharmacies in all 50 states.

Results of Operations

For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015

Revenues

We generated $295,809 revenues for the three months ended June 30, 2016 compared to nominal revenues for the three months ended June 30, 2015. The Company's focus for the remainder of 2016 will be to increase sales of its Glucose Health® diabetes nutritional beverage products.

Operating Expenses

For the three months ended June 30, 2016, we had total operating expenses of $15,313, as compared to total operating expenses of $42,588 for the three months ended June 30, 2015. The decrease of $27,275 or 64%, in operating expenses between the periods is primarily due to the Company renegotiating and/or terminating consulting contracts, which resulted in lower operating expenses.

Net Loss

For the three months ended June 30, 2016, after interest expense of $93,402, we had a net loss of $87,370 or $0.03 per share. In comparison, for the three months ended June 30, 2015, after interest expense of $28,215, we had a net loss of $50,018 or $0.03 per share. We expect to continue to incur net losses for the foreseeable future.

For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015

Revenues

We generated $295,929 of revenue for the six months ended June 30, 2016 compared to nominal revenues for the six months ended June 30, 2015. The Company's focus for the 2016 will be to increases sales of its Glucose Health® diabetes nutritional beverage products.

Operating Expenses

For the six months ended June 30, 2016, we had total operating expenses of $27,648, as compared to total operating expenses of $107,331 for the six months ended June 30, 2015. The decrease of $79,683 in operating expenses between the periods is primarily due to the Company renegotiating and eliminating consulting agreements. We expect we will continue to incur significant legal and accounting expenses related to being a public company.

Net Loss

For the six months ended June 30, 2016, after interest expense of $119,301, we had a net loss of $125,544 or $0.05 per share. In comparison, for the six months ended June 30, 2015, after interest expense of $83,493, we had a net loss of $170,014 or $0.10 per share. We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources

As of June 30, 2016 our current assets totaled $206,809 consisting primarily of $27,773 of cash, $168,346 of accounts receivable and $8,310 of inventory.

Our current liabilities were $423,804 as of June 30, 2016, which was represented by accounts payable and accrued expenses of $195,895, short-term loans of $36,000, and convertible notes payable of $191,909.

We had no other liabilities and no long-term commitments or contingencies as of June 30, 2016.

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

On May 1, 2016, the Company issued a $35,000 note to a corporation owned by the Company's CEO. The loan bears interest at 24% and has a maturity date of September 1, 2016.

On May 18, 2016, the Company issued a $30,000 note to a corporation. The loan bears interest at 24% per annum and has a maturity date of July 18, 2016.

During the period ended June 30, 2016, the Company combined the principal balances on multiple notes from the two note holders into two single note agreements, one for $169,065 and the second for $112,157. These transactions were accounted for as a modification of debt, as the interest rate and conversion shares did not change from the original note agreements, therefore, no gain or loss was recognized.

Our Plan of Operation for the Next Twelve Months.

Our principal business strategy for the next twelve months will be to implement marketing and sales initiatives and earn significant revenues from our Glucose Health® diabetes nutritional beverage product. Our sales initiatives will be focused upon securing repeat purchase orders from national and regional pharmacy retailers. Our marketing initiatives will be primarily focused on supporting Glucose Health® such sales through our national and regional partners. We intend to begin advertising in and sponsoring, various television, radio, print, digital and social media platforms, which align with the interest of persons in our target consumer market segment, in diabetes nutritional beverage products such as Glucose Health®. Secondarily to our primary marketing and sales initiatives above, we also intend to grow our online sales of Glucose Health® product through sales from our product website and sales through other online marketplaces. We also intend to enhance our Glucose Health® diabetes nutritional beverage product offerings by improving our proprietary formula with respect to taste and efficacy; to introduce new flavors; and to introduce additional packaging options.

At June 30, 2016, we had nominal cash, which will not be sufficient to satisfy our working capital requirements for the next twelve months. We cannot forecast with any degree of certainty our anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties, which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues, we may cease operations in which case you will lose your investment.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, June 30, 2016. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2016 the Company issued a total of 301,344 shares of its common stock as follows:

During February 2016, the Company issued 90,094 shares of common stock to a corporation for conversion of $451 principal and accrued interest related to a Note. The shares were valued at $0.005 per share.

During May 2016, the Company issued 81,250 shares of common stock to a corporation for conversion of $650 accrued interest related to a Note. The shares were valued at $0.008 per share.

During May 2016, the Company issued 130,000 shares of common stock to a corporation for conversion of $845 of principal related to a Note. The shares were valued at $0.0065 per share.

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

Purchases of Equity Securities.

The Company did not repurchase any shares of common stock during the period ending June 30, 2016.

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

_____________

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

Glucose Health, Inc.
a Nevada corporation

August 22, 2016	By:	/s/ Murray Fleming
Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

August 22, 2016	By:	/s/ Murray Fleming
Murray Fleming
Sole Director

