Form 10-Q
period 2016-09-30
Glucose Health, Inc.
filed 2016-12-21
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

Class	Outstanding at December 21, 2016
Common Stock, $0.001 Par Value	3,312,273

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

The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on April 14, 2016.

GLUCOSE HEALTH, INC.
BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$23,639	$2,055
Accounts receivable	11,742	3,150
Inventory	6,418	8,370
Due from affiliate	250	250
Prepaid expenses	1,613	1,282
Total current assets	43,662	15,107

Other Asset
Intellectual assets, net of accumulated
amortization of $0 and $0, respectively	300	300

TOTAL ASSETS	$43,962	$15,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$124,104	$94,920
Accrued Interest	33,081	-
Notes payable	5,000	6,075
Note payable, related party	35,000	-
Convertible notes payable, related parties	74,772	100,829
Convertible notes payable	145,637	201,402
Total current liabilities	417,594	403,226

TOTAL LIABILITIES	417,594	403,226

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $ no par value, 1,000 shares authorized,
1,000 shares issued and outstanding as of
September 30, 2016 and December 31, 2015	113,200	113,200
Common stock, $0.001 par value, 200,000,000 shares authorized,
3,029,073 and 2,451,888 shares issued and outstanding as of
September 30, 2016 and December 31, 2015, respectively (1)	3,029	2,452
Additional paid in capital	5,685,974	5,386,001
Stock subscription	23,000	23,000
Accumulated other comprehensive loss	(75,278)	(75,278)
Accumulated deficit	(6,123,557)	(5,837,194)
Total stockholders' deficit	(373,632)	(387,819)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,962	$15,407

________________

(1) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GLUCOSE HEALTH INC.
STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2016	SEPTEMBER 30, 2015	SEPTEMBER 30, 2016	SEPTEMBER 30, 2015

REVENUE	$2,110	$2,055	$298,039	$2,632

COST OF REVENUES
Cost of revenues	4,734	1,950	279,258	2,290
Total Cost of Revenues	4,734	1,950	279,258	2,290

GROSS INCOME/(LOSS)	(2,624)	105	18,781	342

OPERATING EXPENSES
Professional fees/stock based compensation	16,576	11,104	35,540	105,956
General and administrative	36,356	23,168	45,040	35,646
Total Operating Expenses	52,932	34,272	80,580	141,602

LOSS FROM OPERATIONS	(55,556)	(34,167)	(61,799)	(141,260)

OTHER INCOME (EXPENSE)
Interest income (expense)	(105,263)	(15,086)	(224,564)	(98,579)
Gain on forgiveness of accounts payable	-	-	-	20,573
Total other expense	(105,263)	(15,086)	(224,564)	(78,006)

LOSS BEFORE IMCOME TAXES	(160,819)	(49,253)	(286,363)	(219,266)

PROVISION FOR (BENEFIT FROM) INCOME TAXES			-	-

NET LOSS	$(160,819)	$(49,253)	$(286,363)	$(219,266)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED (2)	2,876,993	2,132,753	2,614,975	1,857,346

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.06)	$(0.02)	$(0.11)	$(0.12)

________________

(2) The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GLUCOSE HEALTH, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTH'S ENDED SEPTEMBER 30,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(286,363)	$(219,266)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,875	7,787
Amortization of note discount	201,902	115,898
Gain on forgiveness of accounts payable		(20,573)
Change in assets and liabilities
Increase in accounts receivable	(8,592)	(1,980)
Decrease (increase) in inventory	1,952	(9,700)
(Increase) decrease in prepaid expenses and other current assets	(331)	38,859
Increase (decrease) in accounts payable and accrued expenses	53,641	(17,562)
Total adjustments	250,447	112,729
Net cash used in operating activities	(35,916)	(106,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in due from affilliate	-	(250)
Net cash used in investing activities	-	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	128,500	110,710
Payments on notes and loans payable	(71,000)	-
Net cash provided by financing activities	57,500	110,710

NET INCREASE IN CASH	21,584	3,923

CASH - BEGINNING OF PERIOD	2,055	4,871

CASH - END OF PERIOD	$23,639	$8,794

NONCASH OPERATING AND INVESTING ACTIVITIES:
Beneficial conversion feature	$294,722	$103,698
Conversion of notes payable and accrued interest to common stock	$451	$3,301
Conversion of liability to common stock	$-	$4,315

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

GLUCOSE HEALTH, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

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

Overview

Glucose Health, Inc. was incorporated under the laws of the State of Nevada on March 27, 2007. Our principal executive office is located at 609 SW 8th Street, Suite 600, Bentonville, AR 72712 and our telephone number is 479-802-3827. Our corporate website is www.glucosehealthinc.com and our product website is www.glucosehealth.com. Our CUSIP number is 379894108 and trading symbol is GLUC. We are a manufacturer of dietary supplement products and our business focus is serving the consumer market segment of persons concerned with pre-diabetes and Type-2 diabetes. As discussed in greater detail below, our principal product is Glucose Health® Daily Blood Sugar Maintenance. We acquired this product in the fourth quarter of 2014 and we are in the early stages of manufacturing, marketing and distributing this product. We have a history of losses.

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

On October 30, 2014, the board of directors of the Company voted to reverse split the Company’s common stock on the basis of one share of the Company’s common stock for each 50 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares; to authorize 1,000 shares of preferred stock with “blank check” rights; and to change the Company’s name from Bio-Solutions Corp. to Glucose Health, Inc. (the “corporate action”). The board resolution set the date of record for shareholder approval of the corporate action for October 31, 2014 and the effective date of the corporate action for November 19, 2014. As of October 31, 2014, the Company obtained written consent in lieu of a meeting of shareholders to authorize the corporate action. Shareholders owning a total of 30,596,154 shares of the Company’s common stock voted in favor of the corporate action. There were a total of 60,132,271 shares of common stock issued and outstanding as of October 31, 2014 (the date of record). The number of shares of common stock voting in favor of the corporate action was sufficient for approval. On November 5, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State effecting, as of November 19, 2014, the 1-for-50 reverse split pursuant to which every fifty shares of the Company’s common stock were combined and converted into one share of the Company’s common stock (with all fractional shares being rounded up to the next whole share) with the total number of shares of the Company’s authorized common stock remaining at 200,000,000 shares; effecting the authorization of 1,000 shares of preferred stock with “blank check” rights; and effecting the change of the Company’s name from Bio-Solutions Corp. to Glucose Health, Inc. On November 20, 2015, the board of directors voted to designate Series A Special Preferred Shares consisting of 1,000 shares of preferred stock with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. Additionally, the board of directors voted to extend an existing 12 month consulting contract with the Company’s CEO, Murray Fleming, for an additional 12 months, through October 1, 2016, without further compensation, in exchange for the issuance to Mr. Fleming, of the 1,000 Series A Special Preferred Shares. A Certificate of Designation for the Series A Special Preferred Shares was filed with the Nevada Secretary of State and effective on December 1, 2014.

Our Business

From inception through September 25, 2011, we were a manufacturer of a pre-mix anti-oxidant for chicken integrators containing wheat middlings, vitamin E, calcium carbonate, silicone dioxyde, shrimp flour, sodium selenite and fish oil. We were also a distributor of a biological larvicide produced from a strain of Bacillus thuringiensis subspecies israelensis (Bti). We were not successful in these business endeavors.

On September 26, 2011, we acquired the “Type2 Defense” product together with all intellectual property associated therewith. Upon the acquisition of Type2 Defense, we discontinued our former operations and wrote off all inventories attributable to our former operations. Type2 Defense is a dietary supplement made from natural ingredients formulated to support healthy glucose levels and targeted to consumers concerned about Type-2 and pre-diabetes.

The first production run of the Company’s Type2 Defense product was completed in June 2013. On July 8, 2013, the Company announced the product was available for on-line sales on Amazon.com. On July 9, 2013, the Company announced the product was available for on-line sales via the www.Type2Defense.com website. Subsequently, the Company encountered significant management, operational and financial challenges resulting in poor product sales and inadequate inventory control. As a consequence, the Company generated only nominal revenues in the fiscal year ended December 31, 2013 and the Company elected to declare the $200,000 intellectual property for Type2 Defense, recorded as other intangible assets, as impaired at December 31, 2013.

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

Following this purchase, the Company undertook a series of steps to achieve a final product offering that would be considered efficacious as well as pleasant tasting by our target consumer market, being persons concerned with pre-diabetes and Type-2 diabetes, and would offer a value proposition relative to our competition in order to be considered for stocking by national and regional pharmacy retailers. To assist in achieving our final product objectives, we retained a former head of beverage product development at Nestle. We retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations pertaining to dietary supplements and Federal Trade Commission (FDC) regulations, necessary, in part, to enable our product to be stocked by national pharmacy retailers. We also undertook a number of actions to establish and build our Glucose Health® brand. The Company conducted a design competition related to its packaging artwork and product logo and retained an experienced product packaging graphic artist to assist with all digital and print representations of the product. The Company filed for and received trademark protection for Glucose Health® with the United States Trademark and Patent Office (USPTO). While our primary sales and marketing focus is achieving sales to consumers through national and regional pharmacies, secondarily, we intend to also market the product directly to customers via our dedicated product website and through other online marketplaces.

Glucose Health® is a dietary supplement formulated from nine natural ingredients shown in certain clinical research such as that published on the National Institutes of Health, National Library of Medicine website (see www.glucosehealth.com/clinical-trials), to have a beneficial impact upon blood glucose, triglyceride and cholesterol levels. The Centers for Disease Control and Prevention (CDC) publishes a National Diabetes Statistics Report annually. The 2014 Report estimates 2 of 5 presently healthy Americans will develop Type-2 diabetes in their lifetime. We believe the CDC Report and other similar research points to a large and growing market of consumers likely concerned with pre-diabetes or Type-2 diabetes including many of whom are also likely seeking natural products like Glucose Health® in order to proactively maintain their good health.

On November 20, 2014, the existing 12 month consulting contract with the Company’s CEO, Murray Fleming, was extended an additional 12 months ending October 2016, without further compensation, in exchange for the issuance to Mr. Fleming, of 1,000 Series A Special Preferred Shares.

On December 31, 2014, the Company elected to write-off its inventory of Type2 Defense product to -0- and cease manufacturing and sales activities related to the product.

On January 5, 2015, the Company signed a contract manufacturing agreement for testing, compounding, supply and order fulfillment for the Glucose Health® product and additionally a purchasing agreement to distribute the product through a limited number of Northwest Arkansas pharmacies.

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

On January 26, 2015, the Company filed an initial application for trademark protection with the United States Trademark and Patent Office (USPTO).

On January 29, 2015, the Company appointed Chandrasekhar Mallangi, Ph.D., as an advisor. Dr. Mallangi earned a Ph.D. in Food Science from Oregon State University and is an advisor to multinational companies in the development of nutritional products. Dr. Mallangi is the credited inventor and co-inventor for patents in the area of food nutrition, awarded by the USPTO to subsidiaries of Nestle, SA of Vevey, Switzerland.

On February 10, 2015, Murray Fleming, the Company’s Chief Executive Officer was appointed the Company’s Chief Financial Officer. Mr. Fleming replaced James Hodge the Company’s interim Chief Financial Officer. Mr. Hodge continued as the Company’s Chairman of the Board of Directors.

On February 24, 2015, the Company completed FDA facility registration, a compliance procedure for manufacturers of dietary supplements.

On May 26, 2015, the Company completed the first production run of the product and pursuant to the January 5, 2015 purchasing agreement, the product began to be offered for retail sale through a limited number of Northwest Arkansas pharmacies as well as on the Company’s product website www.glucosehealth.com.

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

At September 30, 2016, the Company’s Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60-Day Supply) product is stocked in the "Diabetic Supplies" section of many Walmart pharmacies in all 50 states.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has generated losses totaling $6,123,557 since inception and needs to continue to raise additional capital to carry out its business plan. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary operating capital to continue operations of which there is no assurance. The Company has little operating history to date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors an others raise substantial doubt regarding the ability of the Company to continue as a going concern.

The Company estimates it will need a total of $30,000 in capital to continue its operations through the end of 2016. Besides generating revenues from current operations, the Company may need to raise additional capital to expand operations in order to achieve profitability. Such capital may not be raised on terms favorable to the Company, if at all. If adequate capital cannot be raised outside of the Company, the Company’s officer and director may need to provide capital to sustain operations. There is no assurance the Company’s officer and director will provide such capital on terms favorable to the Company, or at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2016 and December 31, 2015.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

Accounts receivable consist of billed and uncollected sales of products. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance for doubtful accounts is considered necessary at September 30, 2016 or December 31, 2015. The Company does not charge significant amounts of interest on past due receivables.

Prepaid Expenses

The Company considers all items incurred for future service to be prepaid expenses. As of September 30, 2016 and December 31, 2015, the Company had prepaid expenses of $1,613 and $1,282, respectively, comprised of the issuance of unregistered shares of the Company’s common stock to consultants.

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

During the three and nine months ended September 30, 2016 and the fiscal year ended December 31, 2015 we recorded no impairment charges related to other intangible assets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of September 30, 2016, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions. The tax years for 2010 to 2015 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

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

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options, warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. Except as noted below, the Company has not issued any options or warrants to date. At September 30, 2016, 38,024,563 unregistered shares of the Company’s common stock are issuable upon conversion of all outstanding balances of convertible notes payable if such balances are not repaid in cash.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of September 30, 2016, the Company had inventory of $6,418 comprised of the Glucose Health® Natural Blood Sugar Maintenance Blueberry Tea Mix (45 Servings) product and no inventory of Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60 Servings). All Glucose Health® products are affixed with a production lot number and “Best Before” date of 24 months following production. The Company currently sees no trends that would render its current inventory obsolete prior to its “Best Before” date.

Recent Issued Accounting Standards

There were updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - STOCKHOLDERS’ DEFICIT

At inception, the Company authorized 75,000,000 shares of common stock with par value of $0.001. In June 2010, our authorized common shares were increased to 90,000,000. In October 2012, our authorized common shares were increased to 200,000,000. In November 2014, the Company established 1000 shares of Preferred Stock.

As of September 30, 2016 and December 31, 2015, 3,029,073 and 2,451,888 shares of the Company’s common stock and 1,000 and 1,000 shares of the Company’s Preferred Stock were issued and outstanding, respectively.

Issuances pursuant to Conversions

During January 2015, the Company issued 58,092 unregistered shares of common stock to a corporation for conversion of $250 principal and $40 accrued interest related to a Note. These unregistered shares were valued at $0.005 per share, the fixed conversion price as stated in the Note.

During February 2015, the Company issued 177,072 unregistered shares of common stock to a corporation for conversion of $886 in principal and accrued interest related to a Note. These unregistered shares were valued at $0.005 per share, the fixed conversion price as stated in the Note.

During March 2015, the Company issued 162,264 shares of unregistered common stock to a corporation for conversion of $541 in principal and accrued interest related to a Note. These unregistered shares were valued at $0.005 per share, the fixed conversion price as stated in the Note.

During April 2015, the Company issued 86,882 unregistered shares of common stock to a corporation for conversion of $400 principal and $40 accrued interest related to Note. These unregistered shares were valued at $0.005 per share, the fixed conversion price as stated in the Note.

During June 2015, the Company issued 87,564 shares of unregistered common stock to a corporation for conversion of $400 principal and $38 accrued interest related to a Note. These unregistered shares were valued at $0.005 per share, the fixed conversion price as stated in the Note.

During September 2015, the Company issued 88,438 unregistered shares of common stock to a corporation for conversion of $400 principal and $42 accrued interest related to a Note. These unregistered shares were valued at $0.005 per share, the fixed conversion price as stated in the Note.

During November 2015, the Company issued 89,020 unregistered shares of common stock to a corporation for conversion of $400 principal and $45 accrued interest related to a Note. These unregistered shares were valued at $0.004 per share, the fixed conversion price stated in the Note.

During December 2015, the Company issued 111,864 unregistered shares of common stock to a corporation for conversion of $500 principal and $59 accrued interest related to a Note. These unregistered shares were valued at $0.07 per share, the fixed conversion price stated in the Note.

During February 2016, the Company issued 90,094 unregistered shares of common stock to a corporation for conversion of $400 principal and $51 accrued interest related to a Note. These unregistered shares were valued at $0.005 per share, the fixed conversion price stated in the Note.

During June 2016, the Company issued 130,000 unregistered shares of common stock to a corporation for conversion of $845 of accrued interest related to a Note. These unregistered shares were valued at $0.0065 per share, the fixed conversion price stated in the Note.

During June 2016, the Company issued 81,250 unregistered shares of common stock to a corporation for conversion of $650 accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the Note.

During August 2016, the Company issued 129,358 unregistered shares of common stock to a corporation for conversion of $1000 principal and $35 accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the conversion price stated in the Note.

During September 2016, the Company issued 121,483 unregistered shares of common stock to a corporation for conversion of $950 principal and $22 accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the Note.

At September 30, 2016, 38,024,563 unregistered shares of the Company’s common stock are issuable upon conversion of all outstanding balances of convertible notes payable if such balances are not repaid in cash.

Issuances pursuant to Agreements

During February 2015, the Company issued 70,867 unregistered shares of the Company’s common stock as compensation. The shares were valued at $6,000.

During April 2015, the Company issued 50,000 unregistered shares of the Company’s common stock in final settlement of a consulting agreement. The shares were valued at $1,787.

During May 2015, the Company issued 100,000 unregistered shares of the Company’s common stock in final settlement of an outstanding debt. The shares were valued at $22,775.

During June 2015, the Company issued 10,000 unregistered shares of the Company’s common stock as compensation. The shares were valued at $500.

During July 2016, the Company issued 25,000 unregistered shares of the Company’s common stock as compensation. The shares were valued at $1,875.

NOTE 4 – NOTES PAYABLE

Notes Payable, Related Parties:

On May 1, 2016, the Company issued a $35,000 note to a corporation owned by the Company’s CEO. The loan bears interest at 24% per annum and has a maturity date of December 31, 2016. $35,000 remains outstanding as of September 30, 2016.

On March 11, 2016, the Company issued a $35,000 note to a corporation owned by the Company's CEO. The loan bears interest at 24% per annum and has a maturity date of July 11, 2016. On July 29, 2016, the loan was repaid in full.

Notes Payable:

On September 15, 2016, the Company issued a $5,000 note to a corporation. The loan bears interest at 12% per annum and is payable on demand. $5,000 remains outstanding at September 30, 2016.

Convertible Notes Payable, Related Parties:

During the period from August 4, 2014 through and including April 1, 2016, the Company consolidated 18 separate convertible promissory notes in various principal amounts aggregating to a total of $112,157 bearing 5% interest per annum and $5,939 accrued interest not subject to additional interest and a pro-rata fixed conversion price of $0.011 in favor of a corporation owned by the Company’s CEO. The consolidation was for the purpose of administrative simplification and no inducement or benefit was given to the corporation owned by the Company’s CEO. The current net note balance is $74,772, net of discount of $37,385.

Convertible Notes Payable:

During the period from August 2, 2013 through and including April 1, 2016, the Company consolidated 20 separate convertible promissory notes in various principal amounts aggregating to a total of $169,065 bearing 5% interest per annum and $12,516 accrued interest not subject to additional interest and a pro-rata fixed conversion price of $0.008 in favor of a corporation. The consolidation was for the purpose of administrative simplification and no inducement or benefit was given to the corporation. The current net note balance is $110,760, net of discount of $56,355.

On May 18, 2016, the Company issued a $30,000 note to a corporation. The loan bears interest at 24% per annum and has a maturity date of July 18, 2016. On July 21, 2016, the loan was repaid in full.

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $3,000 remains outstanding at September 30, 2016.

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $5,000 remains outstanding at September 30, 2016.

On June 11, 2013, the Company issued three convertible notes to three corporations. The loans bear interest at 5% per annum with fixed conversion prices of $0.0065 and maturity dates of August 11, 2013. $18,377 remains outstanding as of September 30, 2016.

On January 25, 2013, the Company issued a $12,000 note to an individual bearing interest of 5% per annum but later modified by agreement to forgive interest and provide a fixed conversion price of $0.50. $6,000 remains outstanding at September 30, 2016.

On April 20, 2012, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.009 and a maturity date of October 20, 2012. $2,500 remains outstanding as of September 30, 2016.

At September 30, 2016, accrued interest on all of above notes and convertible notes payable amounted to $33,081.

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

NOTE 6 - SUBSEQUENT EVENTS

On October 4, 2016, the Company confirmed its entry into a receivables financing agreement with Citibank, N.A.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2015 together with notes thereto as previously filed with our Annual Report on Form 10-K on April 14, 2016. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2016 and December 31, 2015.

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

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes raw materials and finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of September 30, 2016, the Company had inventory of $6,418 comprised of the Glucose Health® Natural Blood Sugar Maintenance Blueberry Tea Mix (45 Servings) product and no inventory of Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60 Servings). All Glucose Health® products are affixed with a production lot number and “Best Before” date of 24 months following production. The Company currently sees no trends that would render its current inventory obsolete prior to its “Best Before” date.

Overview

Glucose Health, Inc. was incorporated under the laws of the State of Nevada on March 27, 2007. Our principal executive office is located at 609 SW 8th Street, Suite 600, Bentonville, AR 72712 and our telephone number is 479-802-3827. Our corporate website is www.glucosehealthinc.com and our product website is www.glucosehealth.com. Our CUSIP number is 379894108 and trading symbol is GLUC. We are a manufacturer of dietary supplement products and our business focus is serving the consumer market segment of persons concerned with pre-diabetes and Type-2 diabetes. As discussed in greater detail below, our principal product is Glucose Health® Daily Blood Sugar Maintenance. We acquired this product in fourth quarter of 2014 and we are in the early stages of manufacturing, marketing and distributing this product. We have a history of losses.

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

On October 30, 2014, the board of directors of the Company voted to reverse split the Company’s common stock on the basis of one share of the Company’s common stock for each 50 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares; to authorize 1,000 shares of preferred stock with “blank check” rights; and to change the Company’s name from Bio-Solutions Corp. to Glucose Health, Inc. (the “corporate action”). The board resolution set the date of record for shareholder approval of the corporate action for October 31, 2014 and the effective date of the corporate action for November 19, 2014. As of October 31, 2014, the Company obtained written consent in lieu of a meeting of shareholders to authorize the corporate action. Shareholders owning a total of 30,596,154 shares of the Company’s common stock voted in favor of the corporate action. There were a total of 60,132,271 shares of common stock issued and outstanding as of October 31, 2014 (the date of record). The number of shares of common stock voting in favor of the corporate action was sufficient for approval. On November 5, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State effecting, as of November 19, 2014, the 1-for-50 reverse split pursuant to which every fifty shares of the Company’s common stock were combined and converted into one share of the Company’s common stock (with all fractional shares being rounded up to the next whole share) with the total number of shares of the Company’s authorized common stock remaining at 200,000,000 shares; effecting the authorization of 1,000 shares of preferred stock with “blank check” rights; and effecting the change of the Company’s name from Bio-Solutions Corp. to Glucose Health, Inc. On November 20, 2015, the board of directors voted to designate Series A Special Preferred Shares consisting of 1,000 shares of preferred stock with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. Additionally, the board of directors voted to extend an existing 12 month consulting contract with the Company’s CEO, Murray Fleming, for an additional 12 months, through October 1, 2016, without further compensation, in exchange for the issuance to Mr. Fleming, of the 1,000 Series A Special Preferred Shares. A Certificate of Designation for the Series A Special Preferred Shares was filed with the Nevada Secretary of State and effective on December 1, 2014.

Our Business

From inception through September 25, 2011, we were a manufacturer of a pre-mix anti-oxidant for chicken integrators containing wheat middlings, vitamin E, calcium carbonate, silicone dioxyde, shrimp flour, sodium selenite and fish oil. We were also a distributor of a biological larvicide produced from a strain of Bacillus thuringiensis subspecies israelensis (Bti). We were not successful in these business endeavors.

On September 26, 2011, we acquired the “Type2 Defense” product together with all intellectual property associated therewith. Upon the acquisition of Type2 Defense, we discontinued our former operations and wrote off all inventories attributable to our former operations. Type2 Defense is a dietary supplement made from natural ingredients formulated to support healthy glucose levels and targeted to consumers concerned about Type-2 and pre-diabetes.

The first production run of the Company’s Type2 Defense product was completed in June 2013. On July 8, 2013, the Company announced the product was available for on-line sales on Amazon.com. On July 9, 2013, the Company announced the product was available for on-line sales via the www.Type2Defense.com website. Subsequently, the Company encountered significant management, operational and financial challenges resulting in poor product sales and inadequate inventory control. As a consequence, the Company generated only nominal revenues in the fiscal year ended December 31, 2013 and the Company elected to declare the $200,000 intellectual property for Type2 Defense, recorded as other intangible assets, as impaired at December 31, 2013.

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

Following this purchase, the Company undertook a series of steps to achieve a final product offering that would be considered efficacious as well as pleasant tasting by our target consumer market, being persons concerned with pre-diabetes and Type-2 diabetes, and would offer a value proposition relative to our competition in order to be considered for stocking by national and regional pharmacy retailers. To assist in achieving our final product objectives, we retained a former head of beverage product development at Nestle. We retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations pertaining to dietary supplements and Federal Trade Commission (FTC) regulations, necessary, in part, to allow our product to be stocked by national pharmacy retailers. We also undertook a number of actions to establish and build our Glucose Health® brand. The Company conducted a design competition related to its packaging artwork and product logo and retained an experienced product packaging graphic artist to assist with all digital and print representations of the product. The Company filed for and received trademark protection for Glucose Health® with the United States Trademark and Patent Office (USPTO). While our primary sales and marketing focus is achieving sales to consumers through national and regional pharmacies, secondarily, we intend to also market the product directly to customers via our dedicated product website and through other online marketplaces.

Glucose Health® is a dietary supplement formulated from nine natural ingredients shown in certain clinical research such as that published on the National Institutes of Health, National Library of Medicine website (see www.glucosehealth.com/clinical-trials), to have a beneficial impact upon blood glucose, triglyceride and cholesterol levels. The Centers for Disease Control and Prevention (CDC) publishes a National Diabetes Statistics Report annually. The 2014 Report estimates 2 of 5 presently healthy Americans will develop Type-2 diabetes in their lifetime. We believe the CDC Report and other similar research points to a large and growing market of consumers likely concerned with pre-diabetes or Type-2 diabetes including many of whom are likely seeking natural products like Glucose Health® in order to proactively maintain their good health.

On November 20, 2014, the existing 12 month consulting contract with the Company’s CEO, Murray Fleming, was extended an additional 12 months ending October 2016, without further compensation, in exchange for the issuance to Mr. Fleming, of 1,000 Series A Special Preferred Shares.

On December 31, 2014, the Company elected to write-off its inventory of Type2 Defense product to -0- and cease manufacturing and sales activities related to the product.

On January 5, 2015, the Company signed a contract manufacturing agreement for testing, compounding, supply and order fulfillment for the Glucose Health® product and additionally a purchasing agreement to distribute the product through a limited number of Northwest Arkansas pharmacies.

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

On January 26, 2015, the Company filed an initial application for trademark protection with the United States Trademark and Patent Office (USPTO).

On January 29, 2015, the Company appointed Chandrasekhar Mallangi, Ph.D., as an advisor. Dr. Mallangi earned a Ph.D. in Food Science from Oregon State University and is an advisor to multinational companies in the development of nutritional products. Dr. Mallangi is the credited inventor and co-inventor for patents in the area of food nutrition, awarded by the USPTO to subsidiaries of Nestle, SA of Vevey, Switzerland.

On February 10, 2015, Murray Fleming, the Company’s Chief Executive Officer was appointed the Company’s Chief Financial Officer. Mr. Fleming replaced James Hodge the Company’s interim Chief Financial Officer. Mr. Hodge continued as the Company’s Chairman of the Board of Directors.

On February 24, 2015, the Company completed FDA facility registration, a compliance procedure for manufacturers of dietary supplements.

On May 26, 2015, the Company completed the first production run of the product and pursuant to the January 5, 2015 purchasing agreement, the product began to be offered for retail sale through a limited number of Northwest Arkansas pharmacies as well as on the Company’s product website www.glucosehealth.com.

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

On March 8, 2016, the Company received a series of material purchase orders pursuant to a General Merchandise Supplier Agreement ("Agreement") with Wal-mart Stores, Inc., executed January 6, 2016.

At September 30, 2016, the Company’s Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60-Day Supply) product is stocked in the "Diabetic Supplies" section of many Walmart pharmacies in all 50 states.

Results of Operations

For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015

Revenues

We generated $2,110 in revenues for the three months ended September 30, 2016 compared to $2,055 revenues for the three months ended September 30, 2015. The Company’s focus for the remainder of 2016 will be to increase revenues from the sales of our Glucose Health® products.

Operating Expenses

For the three months ended September 30, 2016, we had total operating expenses of $52,932, as compared to total operating expenses of $34,272 for the three months ended September 30, 2015. The increase of $18,660 or 54%, in operating expenses between the periods is primarily due to the increase in professional fees.

Net Loss

For the three months ended September 30, 2016, after interest expense of $105,263, we had a net loss of $160,819 or $0.06 per share. In comparison, for the three months ended September 30, 2015, after interest expense of $15,086, we had a net loss of $49,253 or $0.02 per share. We expect to continue to incur net losses for the foreseeable future.

For the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

Revenues

We generated $298,039 in revenues for the nine months ended September 30, 2016 compared to $2,632 of revenues for the nine months ended September 30, 2015. The Company’s focus for the remainder of 2016 will be to increase revenues from the sale of our Glucose Health® products.

Operating Expenses

For the nine months ended September 30, 2016, we had total operating expenses of $80,580, as compared to total operating expenses of $141,602 for the nine months ended September 30, 2015. The decrease of $61,022 in operating expenses between the periods is primarily due to the Company renegotiating and/or terminating consulting and administrative contracts. We expect to continue to incur significant legal and accounting expenses related to being a public company.

Net Loss

For the nine months ended September 30, 2016, after interest expense of $224,564, we had a net loss of $286,363 or $0.11 per share. In comparison, for the nine months ended September 30, 2015, after interest expense of $98,579, we had a net loss of $219,266 or $0.12 per share. We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources

As of September 30, 2016, our current assets totaled $43,662 consisting primarily of $23,639 of cash, $11,742 of accounts receivable and $6,418 of inventory.

Our current liabilities were $417,594 as of September 30, 2016, which consisting primarily of accounts payable and accrued expenses of $157,185, short-term loans of $40,000 and convertible notes payable of $220,409.

We had no other liabilities and no long-term commitments or contingencies as of September 30, 2016.

During the period from August 4, 2014 through and including April 1, 2016, the Company issued 18 separate convertible notes of various principal amounts and fixed conversion prices to a corporation owned by the Company’s CEO. For the purpose of administrative simplification and with no benefit or inducement given, the Company entered into an exchange agreement with the corporation owned by the Company’s CEO and issued a single convertible note with a consolidated principal amount of $112,157 and pro-rata fixed conversion price of $0.011.

During the period from August 2, 2013 through and including April 1, 2016, the Company issued 20 separate convertible promissory notes of various principal amounts and fixed conversion prices to a corporation. For the purpose of administrative simplification and with no benefit or inducement given, the Company entered into an exchange agreement with the corporation and issued a single convertible note with a consolidated principal amount of $169,065 and pro-rata fixed conversion price of $0.008.

On March 11, 2016, the Company issued a $35,000 note to a corporation owned by the Company's CEO. The loan bears interest at 24% per annum and has a maturity date of July 11, 2016. On July 29, 2016, the loan was repaid in full.

On May 1, 2016, the Company issued a $35,000 note to a corporation owned by the Company’s CEO. The loan bears interest at 24% per annum and has a maturity date of September 1, 2016.

On May 18, 2016, the Company issued a $30,000 note to a corporation. The loan bears interest at 24% per annum and has a maturity date of July 18, 2016. On July 21, 2016, the loan was repaid in full.

On September 15, 2016, the Company issued a $5,000 note to a corporation. The loan bears interest at 12% per annum and is payable on demand.

Our Plan of Operation for the Next Twelve Months.

Our principal business strategy for the next twelve months will be to implement sales and marketing initiatives to earn significant revenues from our Glucose Health® dietary supplement products. Our sales initiatives will be focused upon securing repeat purchase orders from national and/or regional pharmacy retailers. Our marketing initiatives will be primarily focused on supporting the sale of our Glucose Health® products through our national and/or regional retail partners. We intend to begin advertising our Glucose Health® products via targeted television, radio, print, digital and social media platforms, which reach our consumer market segment. Secondarily, we intend to grow our online sales of Glucose Health® products by enhancing our product website www.glucosehealth.com and by pursue sales through other online marketplaces. We also intend to continue to develop our Glucose Health® products and brand in three ways: by improving our proprietary formula with respect to taste and efficacy; by introducing new flavors; and by introducing additional packaging formats.

At September 30, 2016, we had nominal cash, which will not be sufficient to satisfy our working capital requirements for the next twelve months. We cannot forecast with any degree of certainty our anticipated revenues or cash flow. Our forecasts and operations will involve risks and uncertainties, which we are unable to predict and actual results could fail. We will require additional capital to continue operations. If we cannot secure additional capital or generate significant revenues, we may cease operations in which case you will lose your investment.

We intend to continue to source capital from the two private companies currently providing financing to us on a monthly basis. We cannot guarantee that such additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue or expand our operations may be significantly hindered. If adequate funds are not available, our officer, directors and principal shareholders may contribute capital to the Company in the form of debt or equity financing. However, our officer, directors and principal shareholders are not committed to contribute capital to pay for our expenses.

Even assuming that we secure adequate financing, there can be no assurance that we will be profitable at any time in the future. Further, the legal and accounting costs of being a public company will continue to impact our liquidity and we will need to obtain funds to pay these expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our auditors have questioned our ability to continue operations as a “going concern.” While we expect to obtain significant revenues from future product sales, in the absence of significant sales and profits, we will seek to raise funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, even if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 4. Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, September 30, 2016. Based upon this review, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by our company in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2016 the Company issued a total of 577,185 unregistered shares of its common stock as follows:

During February 2016, the Company issued 90,094 unregistered shares of common stock to a corporation for conversion of $451 principal and accrued interest related to a Note. The shares were valued at $0.005 per share.

During May 2016, the Company issued 130,000 unregistered shares of common stock to a corporation for conversion of $845 of principal and accrued interest related to a Note. The shares were valued at $0.0065 per share.

During May 2016, the Company issued 81,250 unregistered shares of common stock to a corporation for conversion of $650 accrued interest related to a Note. The shares were valued at $0.008 per share.

During July 2016, the Company issued 25,000 unregistered shares of the Company’s common stock as compensation. The shares were valued at $1,875.

During August 2016, the Company issued 129,358 unregistered shares of common stock to a corporation for conversion of $1035 principal and accrued interest related to a Note. The shares were valued at $0.008 per share.

During September 2016, the Company issued 121,483 unregistered shares of common stock to a corporation for conversion of $972 principal and accrued interest related to a Note. The shares were valued at $0.008 per share.

All issuances referenced above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities to be issued have not been registered under the Securities Act; they understood the economic risk of an investment in the securities; and they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. The sales were made to sophisticated or accredited investors, as defined in Rule 501(a). Further, we gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense necessary to verify the accuracy of information furnished. At a reasonable time prior to the sale of securities, we advised the purchasers of the limitations on resale in the manner contained in Rule 502(d) 2. Neither we, nor any person acting on our behalf, sold the securities by any form of general solicitation or general advertising.

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

Purchases of Equity Securities.

The Company did not repurchase any shares of common stock during the period ending September 30, 2016.

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

Glucose Health, Inc.
a Nevada corporation

December 21, 2016	By:	/s/ Murray Fleming
	Name:	Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

December 21, 2016	By:	/s/ Murray Fleming
	Name:	Murray Fleming
	Its:	Sole Director

