Form 10-K
period 2016-12-31
Glucose Health, Inc.
filed 2017-03-29
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Securities registered under Section 12 (b) of the Exchange Act of 1934:

None

Securities registered under Section 12 (g) of the Exchange Act of 1934:

Common Stock $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such sorter period that the Registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small Business Issuer	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2016, the aggregate market value of the 2,153,232 shares of Common Stock held by non-affiliates of the Registrant was $78,485. Such aggregate market value was computed by reference to the closing price of the Common Stock on June 30, 2016 of $0.03645 per share. For purposes of making this calculation only, the Registrant has defined affiliates as including all directors and executive officers.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 28, 2017, there were 3,312,273 shares of the issuer's $0.001 par value common stock issued and outstanding and 1,000 shares of its Series A Preferred Stock issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this report are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this report to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a penny stock issuer and thus we may not rely on the statutory safe harbor from liability for forward-looking statements. Further, Section 27A(b)(2)(D) of the Securities Act of 1933 and Section 21E(b)(2)(D) of the Securities Exchange Act of 1934 expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with any offering.

3

Glucose Health Inc.

Annual Report on Form 10-K

PART 1

Item 1. Description of Business.

Overview

Glucose Health, Inc. was incorporated under the laws of the State of Nevada on March 27, 2007. Our principal executive office is located at 609 SW 8th Street, Suite 600, Bentonville, AR 72712 and our telephone number is 479-802-3827. Our corporate website is www.glucosehealthinc.com, and our product website is www.glucosehealth.com. Our CUSIP number is 379894108 and trading symbol is GLUC. We are a manufacturer of dietary supplements formulated to help maintain healthy blood sugar, triglycerides and cholesterol and digestive health, and our business focus is serving the consumer market segment of persons concerned about pre-diabetes and/or Type-2 diabetes. As discussed in greater detail below, our principal product is Glucose Health® (“product”). We acquired this product in October of 2014, and we are in the early stages of manufacturing, marketing and distributing this product. For the period ending December 31, 2016, we generated a gross profit before operating expenses, a loss from operations and a net loss per share.

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

On October 30, 2014, the board of directors of the Company voted to reverse split the Company’s common stock on the basis of one share of the Company’s common stock for each 50 shares outstanding while maintaining the authorized capital structure of the Company at 200,000,000 shares; to authorize 1,000 shares of preferred stock with “blank check” rights; and to change the Company’s name from Bio-Solutions Corp. to Glucose Health, Inc. (the “corporate action”). The board resolution set the date of record for shareholder approval of the corporate action for October 31, 2014 and the effective date of the corporate action for November 19, 2014. As of October 31, 2014, the Company obtained written consent in lieu of a meeting of shareholders to authorize the corporate action. Shareholders owning a total of 30,596,154 shares of the Company’s common stock voted in favor of the corporate action. There were a total of 60,132,271 shares of common stock issued and outstanding as of October 31, 2014 (the date of record). The number of shares of common stock voting in favor of the corporate action was sufficient for approval. On November 5, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation, with the Nevada Secretary of State effecting, as of November 19, 2014, the 1-for-50 reverse split pursuant to which every fifty shares of the Company’s common stock were combined and converted into one share of the Company’s common stock (with all fractional shares being rounded up to the next whole share) with the total number of shares of the Company’s authorized common stock remaining at 200,000,000 shares; effecting the authorization of 1,000 shares of preferred stock with “blank check” rights; and effecting the change of the Company’s name from Bio-Solutions Corp. to Glucose Health, Inc. On November 20, 2015, the board of directors voted to designate Series A Special Preferred Shares consisting of 1,000 shares of preferred stock with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. Additionally, the board of directors voted to extend an existing 12-month consulting contract with the Company’s CEO, Murray Fleming, for an additional 12 months, through October 1, 2016, without further compensation, in exchange for the issuance to Mr. Fleming, of the 1,000 Series A Special Preferred Shares. A Certificate of Designation for the Series A Special Preferred Shares was filed with the Nevada Secretary of State and effective on December 1, 2014.

We qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act of 1934, which is defined as a company with a public equity float of less than $75 million. As a “smaller reporting company” we have reduced disclosure requirements for our public filings, including but not limited to not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Past Business

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

Following this purchase, the Company undertook a series of steps to achieve a final product offering that would be considered efficacious, as well as, pleasant tasting by our target consumer market, being persons concerned with pre-diabetes and Type-2 diabetes, and would offer a value proposition relative to our competition to be considered for stocking by national and regional pharmacy retailers. To assist in achieving our final product objectives, we retained a former head of beverage product development at Nestle. We retained an attorney specializing in compliance with Food and Drug Administration (FDA) and regulations pertaining to dietary supplements and Federal Trade Commission (FDC) regulations, necessary, in part, to enable our product to be stocked by national pharmacy retailers. We also undertook several actions to establish and build our Glucose Health® brand. The Company conducted a design competition related to its packaging artwork and product logo and retained an experienced product packaging graphic artist to assist with all digital and print representations of the product. The Company filed for and received trademark protection for Glucose Health® with the United States Trademark and Patent Office (USPTO). While our primary sales and marketing focus is achieving sales to consumers through national and regional pharmacies, secondarily, we intend to also market the product directly to customers via our dedicated product website and through other online marketplaces.

Glucose Health® is a dietary supplement formulated from nine natural ingredients shown in certain clinical research such as that published by the National Institutes of Health, National Library of Medicine website (see www.glucosehealth.com/clinical-trials), to have a beneficial impact upon blood glucose, triglyceride and cholesterol levels. The Centers for Disease Control and Prevention (CDC) publishes a National Diabetes Statistics Report annually. The 2014 Report estimates 2 of 5 presently healthy Americans will develop Type-2 diabetes in their lifetime. We believe the CDC Report and other similar research points to a large and growing market of consumers likely concerned with pre-diabetes or Type-2 diabetes including many of whom are also likely seeking natural products like Glucose Health® to proactively maintain their good health.

On November 20, 2014, the existing 12-month consulting contract with the Company’s CEO, Murray Fleming, was extended an additional 12 months ending October 2016, without further compensation, in exchange for the issuance to Mr. Fleming, of 1,000 Series A Special Preferred Shares.

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

On January 29, 2015, the Company appointed Chandrasekhar Mallangi, Ph.D., as an advisor. Dr. Mallangi earned a Ph.D. in Food Science from Oregon State University and is an advisor to multinational companies in the development of nutritional products. Dr. Mallangi is the credited inventor and co-inventor for patents awarded by the USPTO to subsidiaries of Nestle, SA of Vevey, Switzerland.

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

On January 6, 2016, the Company executed a General Merchandise Supplier Agreement ("Agreement") with Wal-Mart Stores, Inc.

On January 27, 2016, the Company notified OTC Markets, Inc. of its intention to not renew its OTCQB service. The Company filed Form 8-A12G in fiscal 2015 registering a class of securities under the 1934 Securities Exchange Act. Accordingly, the Company does not make use of the OTC Markets Disclosure and News Service and instead files its periodic and annual reports and audited financial statements with the Securities and Exchange Commission.

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

On October 4, 2016, the Company executed a non-recourse receivables financing agreement with Citibank, N.A. (Citibank) whereby receivables due to the Company are assumed from Wal-Mart Stores Inc. by Citibank and paid subject to an interest premium based upon LIBOR.

As of December 31, 2016, the Company’s Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60-Day Supply) product is stocked in the "Diabetic Supplies" section of most Walmart pharmacies in all 50 states.

Government Regulation

The manufacturing, processing, formulating, packaging, labeling, distributing, selling and advertising of our products are subject to government regulation, principally by the Food and Drug Administration (hereinafter the "FDA"). In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements. The FDA permits "statements of nutritional support" for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). A company making a statement of nutritional support must possess substantiating evidence for the statement, and, for such statements that are not about the effects on the body because of a dietary supplement used as a tool for its nutritive value and are not otherwise "health claims," disclose on the label that the FDA has not reviewed that statement and that the product is not intended for use for a disease. Failure to comply with applicable FDA requirements can result in various levels of regulatory actions being imposed on the Company including but not limited to action letters, product recalls and injunctions.

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

Competition

The business of developing and distributing dietary supplements is highly competitive. Our product has direct and indirect competition. We compete directly with Glucerna® Advance, manufactured by Abbott Laboratories; Boost Glucose Control®, manufactured by Nestle; and Enterex® Diabetic, manufactured by Victus, Inc. All the companies whom are our direct competitors are substantially larger with much greater financial resources and broader name recognition. Although we are a small company, we have a competitive advantage over our larger direct competitors because they rely upon achieving their product goals principally through the benefits of high fiber content and a broad spectrum of vitamins and minerals; while our product not only has similar dietary fiber content, it is 100% soluble and therefore of greater interest to persons concerned with pre-diabetes and/or Type-2 diabetes. Instead of a broad spectrum of vitamins and minerals, Glucose Health® also contains targeted plant based extracts and powders, in a proprietary formula, which have been demonstrated in certain clinical studies to have beneficial impacts on healthy levels of serum glucose, insulin, triglycerides and cholesterol. We also compete indirectly with Metamucil, manufactured by Procter and Gamble, because both Metamucil and Glucose Health® have similar fiber content and are both targeted to the pre-diabetes and Type-2 diabetes consumer market. We also compete indirectly with the many individual dietary supplements marketed in pill or tablet form and targeted to the pre-diabetic and Type-2 diabetic consumer market segment.

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

Employees

We have no employees. We hire consultants and contract with third-party providers to support our business development. We may need to hire employees in the future to support our business development.

Item 1A. Risk Factors.

The company qualifies as a smaller reporting company and is not required to provide the information required by this Item.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation in the ordinary course of business. We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending which, to the knowledge of our executive officers, could have a material adverse effect on our Company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company’s Common Stock is currently quoted by OTC Markets Group, Inc. through the Pink Open Market, known as OTC Pink, with the symbol GLUC. The high and low closing prices of the Company’s common stock since January 1, 2015 quoted by OTC Markets Group, Inc. are set forth below. Such closing prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
2015
First Quarter	$0.1048	$0.0375
Second Quarter	$0.065	$0.035
Third Quarter	$0.061	$0.033
Fourth Quarter	$0.0749	$0.031

2016
First Quarter	$0.065	$0.0274
Second Quarter	$0.50	$0.035
Third Quarter	$0.445	$0.09
Fourth Quarter	$0.09	$0.04

Reports to Security Holders

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

Holders

As of March 28, 2017, we had 114 shareholders of record. Shareholders of record does not include beneficial owners of our shares held in “street name” at brokerage and custodial firms, the accuracy of which cannot be guaranteed. We estimate our total number of shareholders inclusive of shareholders of record and beneficial owners of shares held in street name, to be approximately 1,000.

Transfer Agent

Our transfer agent is Nevada Agency & Transfer Company located at 50 West Liberty Street, Reno, Nevada, 89501 and their phone number is (775) 322-0626.

Dividend Policy

We have never declared or paid a cash dividend. We do not expect to pay cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

Equity Compensation Plan

We have not established any compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2015 and 2016, we issued a total of 1,142,063 and 860,385 shares of common stock respectively.

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

k)

During November 2015, the Company issued 89,020 shares of common stock to a corporation for conversion of $400 principal and $45 accrued interest pursuant to a Note. These shares were valued at $0.04 per share.

l)	During November 2015, the Company issued 50,000 shares of common stock to an individual for services rendered valued at $3,500. These shares were valued at $0.07 per share.
m)

During December 2015, the Company issued 111,864 shares of common stock to a corporation for conversion of $500 principal and $59 accrued interest pursuant to a Note. These shares were valued at $0.07 per share.

n)

During February 2016, the Company issued 90,094 shares of common stock to a corporation for conversion of $400 principal and $51 accrued interest pursuant to a Note. These shares were valued at $0.005 per share.

o)	During June 2016, the Company issued 130,000 shares of common stock to a corporation for conversion of $845 of accrued interest pursuant to a Note. These shares were valued at $0.0065 per share.
p)	During June 2016, the Company issued 81,250 shares of common stock to a corporation for conversion of $650 of accrued interest pursuant to a Note. These shares were valued at $0.008 per share.
q)

During August 2016, the Company issued 129,358 shares of common stock to a corporation for conversion of $1,000 principal and $35 accrued interest pursuant to a Note. These shares were valued at $0.008 per share.

r)

During September 2016, the Company issued 121,483 shares of common stock to a corporation for conversion of $950 principal and $22 accrued interest pursuant to a Note. These shares were valued at $0.008 per share.

s)

During October 2016, the Company issued 134,881 shares of common stock to a corporation for conversion of $1,050 principal and $29 accrued interest pursuant to a Note. These shares were valued at $0.008 per share.

t)

During November 2016, the Company issued 148,319 shares of common stock to a corporation for conversion of $1,150 principal and $37 accrued interest pursuant to a Note. These shares were valued at $0.008 per share.

All issuances referenced above were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws, and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investors acknowledged that the securities had not been registered under the Securities Act; they understood the economic risk of an investment in the securities; and they had the opportunity to ask questions of and receive answers from our management concerning all matters related to acquisition of the securities. The sales were made to sophisticated or accredited investors, as defined in Rule 501(a). Further, we gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions and to obtain any additional information which we possessed or could acquire without unreasonable effort or expense necessary to verify the accuracy of information furnished. At a reasonable time prior to the sale of securities, we advised the purchasers of the limitations on resale in the manner contained in Rule 502(d) 2. Neither we, nor any person acting on our behalf, sold the securities by any form of general solicitation or general advertising.

Recent Sales of Registered Securities

None.

Use of Proceeds of Registered Securities

Not applicable.

Penny Stock Regulation

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the fiscal year ending December 31, 2016.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATMENTS

Some of the statements in this report are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this report to reflect any future or developments. However, the Private Securities Litigation Reform Act of 1995 is not available to us as a penny stock issuer and thus we may not rely on the statutory safe harbor from liability for forward-looking statements. Further, Section 27A(b)(2)(D) of the Securities Act of 1933 and Section 21E(b)(2)(D) of the Securities Exchange Act of 1934 expressly state that the safe harbor for forward looking statements does not apply to statements made in connection with any offering.

Overview

We are a manufacturer of dietary supplements formulated to help maintain healthy blood sugar, triglycerides and cholesterol and digestive health and our business focus is serving the consumer market segment of persons concerned about pre-diabetes and/or Type-2 diabetes. Our principal product is Glucose Health® and we are in the early stages of manufacturing, marketing and distributing this product. For the period ending December 31, 2016, we generated a gross profit before operating expenses, a loss from operations and a net loss per share.

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product. The product concept is a dietary supplement formulated from natural ingredients shown in certain clinical research, such as that published by the National Institutes of Health, National Library of Medicine website (see www.glucosehealth.com/clinical-trials), to have a beneficial impact upon blood glucose, triglyceride and cholesterol levels. The Centers for Disease Control and Prevention (CDC) publishes a National Diabetes Statistics Report annually. Their 2014 Report estimates 2 of 5 presently healthy Americans will develop Type-2 diabetes in their lifetime. We believe this CDC Report and other similar research points to a large and growing market of consumers likely concerned with pre-diabetes or Type-2 diabetes, including many of whom are also likely seeking natural products such as Glucose Health® to proactively maintain their good health.

After the purchase of the product, the Company undertook a series of steps to achieve a final product offering that would be considered efficacious as well as pleasant tasting by our target consumer market, being persons concerned with pre-diabetes and Type-2 diabetes, and would offer a value proposition relative to our competition to be considered for stocking by national and regional pharmacy retailers. To assist in achieving our final product objectives, we retained a former head of beverage product development at Nestle. We retained an attorney specializing in compliance with Food and Drug Administration (FDA) and regulations pertaining to dietary supplements and Federal Trade Commission (FDC) regulations, necessary, in part, to enable our product to be stocked by national pharmacy retailers. We also undertook several actions to establish and build our Glucose Health® brand. The Company conducted a design competition related to its packaging artwork and product logo and retained an experienced product packaging graphic artist to assist with all digital and print representations of the product. The Company filed for and received trademark protection for Glucose Health® with the United States Trademark and Patent Office (USPTO). While our primary sales and marketing focus is achieving sales to consumers through national and regional pharmacies, secondarily, we intend to also market the product directly to customers via our dedicated product website and through other online marketplaces.

Recent Developments

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

On January 29, 2015, the Company appointed Chandrasekhar Mallangi, Ph.D., as an advisor. Dr. Mallangi earned a Ph.D. in Food Science from Oregon State University and is an advisor to multinational companies in the development of nutritional products. Dr. Mallangi is the credited inventor and co-inventor for patents awarded by the USPTO to subsidiaries of Nestle, SA of Vevey, Switzerland.

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

On January 6, 2016, the Company executed a General Merchandise Supplier Agreement ("Agreement") with Wal-Mart Stores, Inc.

On January 27, 2016, the Company notified OTC Markets, Inc. of its intention to not renew its OTCQB service. The Company filed Form 8-A12G in fiscal 2015 registering a class of securities under the 1934 Securities Exchange Act. Accordingly, the Company does not make use of the OTC Markets Disclosure and News Service and instead files its periodic and annual reports and audited financial statements with the Securities and Exchange Commission.

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

On October 4, 2016, the Company executed a non-recourse receivables financing agreement with Citibank, N.A. (Citibank) whereby receivables due to the Company are assumed from Wal-Mart Stores Inc. by Citibank and paid subject to an interest premium based upon LIBOR.

As of December 31, 2016, the Company’s Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60-Day Supply) product is stocked in the "Diabetic Supplies" section of most Walmart pharmacies in all 50 states.

Our Plan of Operation for the Next Twelve Months

Our principal business strategy for the next twelve months will be to implement marketing and sales initiatives and earn significant revenues from the manufacture and distribution of our Glucose Health® product. Our sales initiatives will be focused upon securing repeat purchase orders for Glucose Health® from national and regional pharmacy retailers. Our marketing initiatives will be primarily to support Glucose Health® channel sales through national and regional partners. We intend to begin advertising in and sponsoring, various print, digital and social media platforms, which align with the interest of our customers in natural products including dietary supplements related to metabolic syndrome, pre-diabetes and Type-2 diabetes. Secondarily to our primary sales and marketing initiatives above, we also intend to grow our online sales of Glucose Health® product through sales from our product website and sales through other online marketplaces. We also intend to further develop our Glucose Health® product to introduce flavor variations of our proprietary formula and to introduce a variety of packaging options to our target consumer market segment.

Use of Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets, and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Results of Operations

The following discussion should be read in conjunction with our financial statements included in Item 8 of this annual report.

Results of Operations for the Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

We generated revenues of $313,229 and $4,272 for the years ended December 31, 2016 and 2015, respectively. We hope to fully implement our plan of operations by December 31, 2017 and generate greater revenues, of which there is no assurance.

Gross profit

We reported a gross profit of $19,167 and $397 for the years ended December 31, 2016 and 2015, respectively. We hope to fully implement our plan of operations by December 31, 2017 and generate greater profits, of which there is no assurance, and retain and invest such profits in expanding our operations.

Operating expenses

For the year ended December 31, 2016, we had total operating expenses of $105,814, as compared to total operating expenses of $156,570 for the year ended December 31, 2015. The decrease of $50,756 or 32%, in our operating expenses between the two periods is due to continued further reductions in general and administrative expenses and stock based compensation.

We will continue to incur significant legal and accounting expenses related to maintaining our status as a publicly-traded company subject to the Securities Exchange Act of 1934, requiring the filing of periodic reports and audited financial statements with the Securities and Exchange Commission.

Net loss

For the year ended December 31, 2016, we had a net loss of $410,443 or $0.15 per share with $323,796 of this net loss for the period related to the recording of interest expense and amortization of debt discount, a non-cash adjustment to reconcile net loss to net cash used in operations. In comparison, for the year ended December 31, 2015, we had a net loss of $266,064 or $0.14 per share with $120,028 of this net loss for the period related to the recording of interest expense and amortization of debt discount, a non-cash adjustment to reconcile net loss to net cash used in operations. We expect to incur net losses for the foreseeable future as we are in the initial stages of implementing our plan of operations.

Liquidity and Capital Resources

At December 31, 2016, our total assets were $33,145 consisting of $20,542 cash, $0 inventory, $11,724 accounts receivable and $639 prepaid consultant compensation. This compares to our total assets of $15,407 at December 31, 2015, consisting of $2,055 in cash, $8,370 inventory, $3,150 in accounts receivable and $1,282 in prepaid consultant compensation.

At December 31, 2016, our current liabilities totaled $528,592, consisting of $138,134 in accounts payable and accrued expenses, $35,000 in notes payable, related party, $5,000 in notes payable, $112,157 in convertible notes payable, related party, $164,793 in convertible notes payable and $35,000 in other notes payable. This compares to our current liabilities at December 31, 2015 of $403,226, consisting of $94,920 in accounts payable and accrued expenses, $6,075 in notes payable, $100,829 in related party convertible notes payable and $201,402 in convertible notes payable.

We had a working capital deficit for 2016 and 2015 of $495,687 and $388,119, respectively. We continue to rely upon funding from two private firms, one which is beneficially owned by the Company’s CEO, to meet our working capital requirements and continue our operations. Unless we continue secure additional funding from these firms, or others, of which there can be no assurance, we may not be able to continue our operations.

At December 31, 2016 and 2015, we had no other liabilities and no long-term commitments or contingencies.

Going Concern

Our independent registered public accounting firm has questioned our ability to continue operations as a “going concern.” While we expect to continue to grow our revenues and our gross profits from sales of Glucose Health®, there is no assurance of this occurring, and in the interim as we implement our plan of operations, we will seek to raise funds to meet our working capital needs principally through sales of our securities. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, even if available, will be obtainable on terms satisfactory to us. As a result, our independent registered public accounting firm believes that substantial doubt exists about our ability to continue operations.

Material Commitments

Notes payable, related party:

On May 1, 2016, the Company issued a $35,000 note to a corporation owned by the Company’s CEO. The loan bears interest at 24% per annum and has a maturity date of December 31, 2016. $35,000 remains outstanding as of December 31, 2016.

On March 11, 2016, the Company issued a $35,000 note to a corporation owned by the Company's CEO. The loan bears interest at 24% per annum and has a maturity date of July 11, 2016. On July 29, 2016, the loan was repaid in full.

Notes payable:

On September 15, 2016, the Company issued a $5,000 note to a corporation. The loan bears interest at 12% per annum and is payable on demand. $5,000 remains outstanding at December 31, 2016.

On May 18, 2016, the Company issued a $30,000 note to a corporation. The loan bears interest at 24% per annum and has a maturity date of July 18, 2016. On July 21, 2016, the loan was repaid in full.

Convertible notes payable, related party:

The Company consolidated 18 separate convertible promissory notes of various principal amounts and fixed conversion prices, all bearing 5% interest per annum, issued to a corporation owned by the Company’s CEO during the period from August 4, 2014 through April 1, 2016, into a single convertible promissory note of $112,157, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.011, plus $5,939 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation owned by the Company’s CEO. The current net note balance is $112,157.

Convertible notes payable:

The Company consolidated 20 separate convertible promissory notes of various principal amounts and fixed conversion rates, all bearing 5% interest per annum, issued to corporation during the period from August 2, 2013 through April 1, 2016, into a single convertible promissory note of $169,065, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.008, plus $12,516 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation. The current net note balance is $164,670.

Other notes payable:

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $3,000 remains outstanding at December 31, 2016.

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $5,000 remains outstanding at December 31, 2016.

On June 11, 2013, the Company issued three convertible notes to three corporations. The loans bear interest at 5% per annum with fixed conversion prices of $0.0065 and maturity dates of August 11, 2013. $18,377 remains outstanding as of December 31, 2016.

On January 25, 2013, the Company issued a $12,000 note to an individual. $6,000 remains outstanding at December 31, 2016.

On April 20, 2012, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.009 and a maturity date of October 20, 2012. $2,500 remains outstanding as of December 31, 2016.

At December 31, 2016, accrued interest on the above notes and convertible notes amounted to $38,631.

Off-Balance Sheet Arrangements

We have no-off balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements.

The financial statements required by Item 8 are presented in the following order:

GLUCOSE HEALTH INC.

Report of Independent Registered Public Accounting Firm

To the Directors of

Glucose Health Inc.

We have audited the accompanying balance sheets of Glucose Health, Inc. (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glucose Health Inc. as of December 31, 2016 and 2015, and the results of its operations its and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the financial statements, the Company is in process of executing its plan of operations. The Company has generated net losses since inception and the need to continue to raise funds raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

March 28, 2017

GLUCOSE HEALTH, INC.

BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$20,542	$2,055
Accounts receivable	11,724	3,150
Inventory	-	8,370
Due from affiliate	-	250
Prepaid expenses	639	1,282
Total current assets	32,905	15,107

Other Asset
Intellectual assets, net of accumulated amortization of $60 and $0, respectively	240	300

TOTAL ASSETS	$33,145	$15,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$138,134	$94,920
Accrued interest	38,631	-
Notes payable, related party	35,000	-
Notes payable	5,000	6,075
Convertible notes payable, related party	112,157	100,829
Convertible notes payable	164,670	201,402
Other notes payable	35,000	-
Total current liabilities	528,592	403,226

TOTAL LIABILITIES	528,592	403,226

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 1,000 shares authorized, 1,000 shares issued and outstanding as of December 31, 2016 and 2015	113,200	113,200
Common stock, $0.001 par value, 200,000,000 shares authorized, 3,312,273 and 2,451,888 shares issued and outstanding as of December 31, 2016 and 2015, respectively	3,312	2,452
Additional paid in capital	5,687,956	5,386,001
Stock subscription	23,000	23,000
Accumulated other comprehensive loss	(75,278)	(75,278)
Accumulated deficit	(6,247,637)	(5,837,194)
Total stockholders' deficit	(495,447)	(387,819)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,145	$15,407

The accompanying notes are an integral part of these financial statements.

GLUCOSE HEALTH INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2016	2015

REVENUE	$313,229	$4,272

COST OF REVENUES
Cost of revenues	294,062	3,875

GROSS PROFIT	19,167	397

OPERATING EXPENSES
Professional fees	52,101	8,927
Stock based compensation	1,875	32,775
Research and development	-	48
General and administrative	51,838	114,820
Total Operating Expenses	105,814	156,570

LOSS FROM OPERATIONS	(86,647)	(156,173)

OTHER INCOME (EXPENSE)
Interest income (expense)	(323,796)	(120,028)
Loss on conversion of debt	-	(10,436)
Gain on forgiveness of accounts payable	-	20,573
Total other expense	(323,796)	(109,891)

LOSS BEFORE INCOME TAXES	(410,443)	(266,064)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	-	-

NET LOSS	$(410,443)	$(266,064)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	2,793,759	1,956,371

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.15)	$(0.14)

The accompanying notes are an integral part of these financial statements.

GLUCOSE HEALTH, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

								Accumulated
					Additional	Stock		Other
	Preferred Stock		Common Stock		Paid-In	To Be	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Loss	Total
Balance - December 31, 2014 (3)	1,000	$113,200	1,309,825	$1,310	$5,228,346	$23,000	$(5,571,130)	$(75,278)	$(280,552)

Common stock issued in satisfaction of debt			58,092	58	232				290
Common stock issued in satisfaction of debt			58,750	59	235				294
Common stock issued in satisfaction of debt			59,078	59	236				295
Common stock issued in satisfaction of debt			59,244	59	237				296
Common stock issued in satisfaction of debt			54,018	54	216				270
Common stock issued as compensation			70,867	71	5,929				6,000
Common stock issued in satisfaction of debt			108,246	108	433				541
Common stock issued in satisfaction of debt			100,000	100	1,687				1,787
Common stock issued in satisfaction of debt			86,882	87	348				435
Common stock issued in satisfaction of debt			87,564	88	350				438
Common stock issued for sevices			10,000	10	490				500
Common stock issued for sevices			50,000	50	22,725				22,775
Common stock issued in satisfaction of debt			88,438	88	354				442
Common stock issued in satisfaction of debt			89,020	89	3,472				3,561
Common stock issued for sevices			50,000	50	3,450				3,500
Common stock issued in satisfaction of debt			111,864	112	7,719				7,831
Net loss for the year							(266,064)	-	(266,064)
Discounts on shares issued for notes payable					109,541				109,541

Balance - December 31, 2015 (3)	1,000	113,200	2,451,888	2,452	5,386,001	23,000	(5,837,194)	(75,278)	(387,819)

Common stock issued in satisfaction of debt			754,135	754	4,814				5,568
Common stock issued for accrued interest			81,250	81	569				650
Common stock issued for services			25,000	25	1,850				1,875
Net loss							(410,443)	-	(410,443)
Discount on shares issued for notes payable					294,722				294,722

Balance - December 31, 2016 (3)	1,000	113,200	3,312,273	3,312	5,687,956	23,000	(6,247,637)	(75,278)	(495,447)

_______

(3)	The common stock shares authorized, issued and outstanding have been adjusted to reflect a 10 to 1 reverse split, which was effective in February 2014 and 50 to 1 reverse split, which was effective in November 2014

The accompanying notes are an integral part of these financial statements

GLUCOSE HEALTH, INC.
STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(410,443)	$(266,064)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,875	32,775
Amortization of note discount	239,927	43,076
Amortization of intangible asset	60	-
Beneficial conversion feature of notes payable	-	109,541
Change in assets and liabilities
Increase in accounts receivable	(8,574)	(4,572)
Decrease (increase) in inventory	8,370	(8,370)
(Increase) decrease in prepaid expenses and other current assets	643	37,577
Increase (decrease) in accounts payable and accrued expenses	128,879	(59,739)
Total adjustments	371,180	150,288
Net cash used in operating activities	(39,263)	(115,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in due from affilliate	250	(250)
Net cash used in investing activities	250	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	128,500	113,210
Payments on notes and loans payable	(71,000)	-
Net cash provided by financing activities	57,500	113,210

NET INCREASE (DECREASE) IN CASH	18,487	(2,816)

CASH - BEGINNING OF YEAR	2,055	4,871

CASH - END OF YEAR	$20,542	$2,055

NON-CASH OPERATING AND INVESTING ACTIVITIES:
Beneficial conversion feature	$294,722	$109,541
Conversion of notes payable and accrued interest to common stock	$6,155	$4,100
Conversion of liability to common stock	$-	$4,315

The accompanying notes are an integral part of these financial statements

GLUCOSE HEALTH INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 20143

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

We were incorporated under the laws of State of Nevada on March 27, 2007, as Bio-Solutions Corp. Our current authorized common shares are 200,000,000 and 1,000 preferred voting shares. As of December 31, 2016, 3,312,273 of the Company’s common stock and 1,000 shares of the Company’s preferred stock were issued and outstanding. On October 30, 2014, we changed our name to Glucose Health, Inc. Our business is the manufacturing and distribution of Glucose Health® Daily Blood Sugar Maintenance. Glucose Health® is a dietary supplement in the form of a sweet tea mix formulated from nine natural ingredients shown in certain clinical research such as that published by the National Institutes of Health, National Library of Medicine website (see www.glucosehealth.com/clinical-trials), to have a beneficial impact upon blood glucose, triglyceride and cholesterol levels and regular digestive health. As of December 31, 2016, the Company’s Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60-Day Supply) product is stocked in the "Diabetic Supplies" section of most Walmart pharmacies in all 50 states.

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

The Company had a working capital deficiency of $495,687 and an accumulated deficit of $6,247,637 as of December 31, 2016. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain additional financing to continue operations. The Company estimates it will need $120,000 in additional capital to continue operations through the end of 2017. This additional capital may not be obtained on terms favorable to the Company, if at all. If the capital needed to continue operations cannot be obtained outside of the Company, the Company’s officers/director may need to contribute capital to sustain operations. The Company’s officers/director are not required to contribute capital. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets, and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Comprehensive Income (Loss)

The Company adopted ASC 220-10, “Reporting Comprehensive Income.” ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flow reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of December 31, 2016 and 2015.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

Accounts receivable consists of invoiced and unpaid product sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. During the years ended December 31, 2016 and 2015, we recorded no allowances for doubtful accounts based upon management’s review of accounts receivable.

On October 4, 2016, the Company executed a non-recourse receivables financing agreement with Citibank whereby receivables due to the Company are assumed from Wal-Mart Stores Inc. by Citibank and paid to the Company in a shorter period than otherwise provided for in accordance with the Company’s Supplier Agreement with Wal-Mart Stores Inc., subject to a fixed interest premium based upon LIBOR.

Prepaid Expenses

The Company considers all items incurred for future services to be prepaid expenses. As of December 31, 2016, and 2015, the Company had prepaid expenses of $639 and $1,282, respectively, comprised of the issuance of unregistered shares of the Company’s common stock to consultants.

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

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities, is the implied fair value of goodwill.

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

During the years ended December 31, 2016 and 2015, we recorded no impairment charges related to other intangible assets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company has adopted ASC 740-10 for 2016, and evaluates its tax positions on an annual basis, and as of December 31, 2016, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions and tax years 2013, 2014 and 2015 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Revenue Recognition

In accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, (codified in ASC 605) the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured.

Customer Concentration

The Company generates most of its revenues from sales to a single customer, Wal-Mart Stores, Inc. which accounted for approximately 99% of total revenues in 2016.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company also issues restricted stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment only if there is sufficient disincentive to ensure performance or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period.

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. Except as noted below, the Company has not issued any options or warrants to date. At December 31, 2016, the total shares issuable upon conversion of convertible notes payable would be approximately 38,182,050 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of December 31, 2016, and 2015, the Company had inventory of $0 and $8,730, respectively, with no allowance for obsolescence.

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The original effective date of this guidance for public entities was for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), to defer the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date. We do not anticipate early adoption, and are currently evaluating the impact on our financial statements upon the adoption of this guidance.

NOTE 3 - STOCKHOLDERS’ DEFICIT

Our current authorized common shares are 200,000,000 and 1,000 preferred voting shares. As of December 31, 2016, 3,312,273 of the Company’s common stock and 1,000 shares of the Company’s preferred stock were issued and outstanding.

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

During August 2016, the Company issued 129,358 unregistered shares of common stock to a corporation for conversion of $1,000 principal and $35 accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the conversion price stated in the Note.

During September 2016, the Company issued 121,483 unregistered shares of common stock to a corporation for conversion of $950 principal and $22 accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the Note.

During October 2016, the Company issued 134,881 unregistered shares of common stock to a corporation for conversion of $1,050 principal and $29 accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the Note.

During November 2016, the Company issued 148,319 unregistered shares of common stock to a corporation for conversion of $1,150 principal and $37 accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the Note.

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

During June 2015, the Company issued 10,000 unregistered shares of the Company’s common stock as compensation to a consultant. The shares were valued at $500.

During November 2015, the Company’s issued 50,000 unregistered shares of the Company’s common stock as compensation to a consultant. These shares were valued at $0.07 per share or $3,500.

During July 2016, the Company issued 25,000 unregistered shares of the Company’s common stock as compensation. The shares were valued at $1,875.

NOTE 4 - NOTES PAYABLE

Notes payable, related party:

On May 1, 2016, the Company issued a $35,000 note to a corporation owned by the Company’s CEO. The loan bears interest at 24% per annum and has a maturity date of December 31, 2016. $35,000 remains outstanding as of December 31, 2016.

On March 11, 2016, the Company issued a $35,000 note to a corporation owned by the Company's CEO. The loan bears interest at 24% per annum and has a maturity date of July 11, 2016. On July 29, 2016, the loan was repaid in full.

Notes payable:

On September 15, 2016, the Company issued a $5,000 note to a corporation. The loan bears interest at 12% per annum and is payable on demand. $5,000 remains outstanding at December 31, 2016.

On May 18, 2016, the Company issued a $30,000 note to a corporation. The loan bears interest at 24% per annum and has a maturity date of July 18, 2016. On July 21, 2016, the loan was repaid in full.

Convertible notes payable, related party

The Company consolidated 18 separate convertible promissory notes of various principal amounts and fixed conversion prices, all bearing 5% interest per annum, issued to a corporation owned by the Company’s CEO during the period from August 4, 2014 through April 1, 2016, into a single convertible promissory note of $112,157, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.011, plus $5,939 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation owned by the Company’s CEO. The current net note balance is $112,157.

Convertible notes payable:

The Company consolidated 20 separate convertible promissory notes of various principal amounts and fixed conversion prices, all bearing 5% interest per annum, issued to corporation during the period from August 2, 2013 through April 1, 2016, into a single convertible promissory note of $169,065, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.008, plus $12,516 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation. The current net note balance is $164,670.

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $3,000 remains outstanding at December 31, 2016.

Other notes payable:

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $5,000 remains outstanding at December 31, 2016.

On June 11, 2013, the Company issued three convertible notes to three corporations. The loans bear interest at 5% per annum with fixed conversion prices of $0.0065 and maturity dates of August 11, 2013. $18,377 remains outstanding at December 31, 2016.

On January 25, 2013, the Company issued a $12,000 note to an individual. $6,000 remains outstanding at December 31, 2016.

On April 20, 2012, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.009 and a maturity date of October 20, 2012. $2,500 remains outstanding at December 31, 2016.

At December 31, 2016, accrued interest on all notes and convertible notes amounted to $38,631.

NOTE 5 - PROVISION FOR INCOME TAX

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

The income tax provision (benefit) consists of the following:

	December 31,
	2016	2015
Federal
Current	$-	$-
Deferred	(2,060,384)	(1,926,274)

State and local
Current	–	–
Deferred	–	–
	(2,060,384)	(1,926,274)
Change in valuation allowance	2,060,384	1,926,274
Income tax provision (benefit)	$-	$-

At December 31, 2016 and 2015, the Company had a net operating loss (“NOL’s”) carry forward in the amount of $6,243,587 and $5,837,194, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods. The Company has not filed its federal tax returns from inception through fiscal 2013 and therefore, the NOL’s will not be available to offset future taxable income until the outstanding tax returns are filed with the respective federal tax authorities.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2016 and 2015 is summarized below.

	2016	2015
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	0.0	0.0
Valuation allowance	34.0	34.0

NOTE 6 - INTELLECTUAL PROPERTY

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product for the purchase price of 300,000 unregistered shares of the Company’s common stock from a company beneficially owned by the Company’s CEO, Murray Fleming. The shares were recorded at their par value of $0.001 per share or $300, valued at the nominal historical cost of the related party seller. All assets other than the intellectual property had a fair value of $0, with the intellectual property valued at $240 net of $60 of accumulated amortization.

NOTE 7 - COMMITMENTS/CONTINGENCIES

From time to time, we may be involved in litigation in the ordinary course of business. We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

Operating Agreements

On January 8, 2016, we signed a Supplier Agreement with Wal-Mart Stores Inc. of Bentonville AR.

On January 25, 2016, we signed a Contract Manufacturing Agreement with Natural Solution Labs of Gravette, AR.

On February 3, 2016, we signed a Product Liability Insurance Agreement with Western Heritage Insurance.

On April 12, 2016, we signed a Warehousing/Logistics agreement with RR/NWA Logistics of Rogers, AR.

NOTE 8 - SUBSEQUENT EVENTS

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated by our management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure in accordance with the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Form 10-K, we conducted an evaluation, with the participation of our Chief Executive Officer/Chief Financial Officer. of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer/Chief Financial Officer concluded that, as of December 31, 2016, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act of 1934 reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of June 30, 2016, we had identified the following material weaknesses which still exist through the date of this report:

We did not maintain effective controls over the disclosure control environment. Specifically, the board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Additionally, controls related to the segregation of certain duties have not been developed and therefore the Company has not been able to adhere to them. For these reasons, management has determined that these circumstances constitute a material weakness.

Management's Annual Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer/Chief Financial Officer, the Company assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2016.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiency that represents material weaknesses at December 31, 2016:

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

As a result of this material weakness described above, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO. The Company intends to augment the Company’s internal controls procedures and expand the Company’s accounting staff. The Company intends to initiate measures to remediate and refine the Company’s internal controls to address this identified material weakness as the Company grows and obtains a stronger cash position that would justify additional expenditures.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act of 1934) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of the date of this Annual Report, the following table sets forth information regarding our executive officers and directors:

Name	Age	Position

Murray Fleming	54	Chief Executive Officer, Chief Financial Officer, Sole Director

On October 1, 2014, Murray Fleming was appointed the Company’s Chief Executive Officer for the 24-month period ending October 1, 2016. On February 10, 2015, Mr. Fleming was appointed the Company’s Chief Financial Officer. From 2006 to the present date, Mr. Fleming has been a principal of BTB Management, a related party and investor in Glucose Health, Inc. Mr. Fleming earned a Bachelor of Arts degree with concentrations in Economics & Environmental Studies from the University of Victoria in May of 1986. In addition to serving as director and officer of Glucose Health Inc., Mr. Fleming is a director of Nacel Energy Corporation.

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

Code of Ethics

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Nominating Committee

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

The board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our board of directors at 609 SW 8th Street, 6th Floor, Bentonville, AR 72712. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Audit Committee Financial Expert

Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles and financial statements, (ii) assessing the general application of generally accepted accounting principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there are not any audit committee members who have obtained these attributes through the experience specified in the Securities and Exchange Commission’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” as competition for these individuals is significant. The board believes that its current audit committee can fulfill its role under Securities and Exchange Commission regulations despite not having a designated “audit committee financial expert.” We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Audit Committee

Presently, the board of directors acts as the audit committee and does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Item 11. Executive Compensation.

Summary Compensation Table

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our chief executive officer, our other executive officers and our directors for years ended December 31, 2015 and 2015.

		Annual Compensation			Long Term Compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	Payouts LTIP Payouts ($)	All Other Compensation	Total Compensation
Murray Fleming,	2016	None	None	None	None	None	None	None	None
Chief Executive Officer, Chief Financial Officer.	2015	None	None	None	None	None	None	None	None

Outstanding Equity Awards

As of December 31, 2016, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Murray Fleming, Chief Executive Officer, Chief Financial Officer.	0	0	0	0	0	0	0	0	0

Stock Options/SAR Grants

There are no arrangements for stock options or stock appreciation rights or similar benefits for directors or executive officers.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation

Currently no compensation is paid to directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2016, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, our director(s) and named executive officer(s), and all of our director(s) and executive officer(s) as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Officers and Directors
Common Stock	Murray Fleming, CEO, CFO, director.	600,000 shares	18.1%*
Common Stock	All director(s) and named executive officer(s) as a group.	600,000 shares	18.1%*
Common Stock	5% and greater beneficial owners.	None	None

 _________________

*Figures may vary due to rounding.

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

Changes in Control

The following transaction resulted in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

On October 1, 2014, the Company entered into an agreement and issued 300,000 unregistered shares of the Company’s common stock to corporation beneficially owned by the Company’s CEO, Murray Fleming, to purchase the Glucose Health® Daily Blood Sugar Maintenance product. Additionally, on October 1, 2014, the Company entered into a management consulting agreement and issued 300,000 unregistered shares of the Company’s common stock to Murray Fleming. The 300,000 shares issued to Mr. Fleming directly and the 300,000 shares issued to the corporation over which Mr. Fleming exercises voting control of the 300,000 shares, constitute a change of the control of the Company. As of October 1, 2014, Mr. Fleming beneficially owned 600,000 shares or 50.1% of the outstanding shares of the Company’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On May 1, 2016, the Company issued a $35,000 note to a corporation owned by the Company’s CEO. The loan bears interest at 24% per annum and has a maturity date of December 31, 2016. $35,000 remains outstanding as of December 31, 2016.

On April 1, 2016, the Company consolidated 18 separate convertible promissory notes of various principal amounts and fixed conversion prices, all bearing 5% interest per annum, issued to a corporation owned by the Company’s CEO during the period from August 4, 2014 through April 1, 2016, into a single convertible promissory note of $112,157, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.011, plus $5,939 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation owned by the Company’s CEO. The current net note balance is $112,157.

On March 11, 2016, the Company issued a $35,000 note to a corporation owned by the Company's CEO. The loan bears interest at 24% per annum and has a maturity date of July 11, 2016. On July 29, 2016, the loan was repaid in full.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain directors consent where required; and
•	obtain shareholder consent where required.

Director Independence

Members of our board of directors are not independent as that term is defined by defined in Rule 4200(a) (15) of the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

	2016	2015
Audit Fees	$11,050	$10,900
Audit Related Fees	$500	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$11,550	$10,900

Audit Fees

Fees of $11,550 and $10,900 for the fiscal years ended December 31, 2016 and 2015, respectively, were paid for services rendered by our independent registered public accounting firm for the audit of our annual financial statements and quarterly review of our financial statements included in our Form 10-K.

Audit-Related Fees

Fees of $500 and -0- for the fiscal years ended December 31, 2016 and 2015, respectively, were paid for services rendered by our independent registered public accounting firm related to the audit of our annual financial statements and quarterly review of our financial statements included in our Form 10-K, in addition to those fees disclosed above under “Audit Fees.”

Tax Fees

For the fiscal year ended December 31, 2016 and 2015 respectively, our independent registered public accounting firm did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

For the fiscal year ended December 31, 2016 and 2015 respectively, our independent registered public accounting firm did not render any other services.

Pre-Approval Policies and Procedures

Prior to engaging our independent registered public accounting firm to perform any services, our board of directors obtains an estimate for the service to be performed. The board of directors in accordance with its procedures, approved all services described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

Included in Item 7

(b) Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer/Chief Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 as of December 31, 2016

32.1	Certification of Principal Executive Officer/Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as of December 31, 2016

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

__________

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

Date: March 28, 2017	By:	/s/ Murray Fleming
Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer/Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2017	By:	/s/ Murray Fleming
Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer/Financial Officer)

