Form 10-Q
period 2017-03-31
Glucose Health, Inc.
filed 2017-05-15
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

Class	Outstanding at May 15, 2017
Common Stock, $0.001 Par Value	3,423,487

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLUCOSE HEALTH, INC.
BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$9,008	$20,542
Accounts receivable	9,632	11,724
Prepaid expenses	-	639
Total current assets	18,640	32,905

Other Asset
Intellectual assets, net of accumulated amortization of $75 and $60, respectively	225	240

TOTAL ASSETS	$18,865	$33,145

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$152,290	$138,134
Accrued interest	39,164	38,631
Notes payable, related party	35,000	35,000
Notes payable	5,000	5,000
Convertible notes payable, related party	112,157	112,157
Convertible notes payable	163,820	164,670
Other notes payable	35,000	35,000
Total current liabilities	542,431	528,592

TOTAL LIABILITIES	542,431	528,592

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 1,000 shares authorized, 1,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	113,200	113,200
Common stock, $0.001 par value, 200,000,000 shares authorized, 3,423,487 and 3,312,273 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3,423	3,312
Additional paid in capital	5,688,735	5,687,956
Stock subscription	23,000	23,000
Accumulated other comprehensive loss	(75,278)	(75,278)
Accumulated deficit	(6,276,646)	(6,247,637)
Total stockholders' deficit	(523,566)	(495,447)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,865	$33,145

The accompanying notes are an integral part of these financial statements.

GLUCOSE HEALTH INC.
STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED MARCH 31
	2017	2016

REVENUE	$15,111	$120

COST OF REVENUES
Cost of revenues	14,638	60

GROSS PROFIT	473	60

OPERATING EXPENSES
Professional fees	16,296	9,418
General and administrative	12,490	2,917
Total Operating Expenses	28,786	12,335

LOSS FROM OPERATIONS	(28,313)	(12,275)

OTHER INCOME (EXPENSE)
Interest income (expense)	(696)	(16,988)
Total other expense	(696)	(16,988)

LOSS BEFORE INCOME TAXES	(29,009)	(29,263)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	-	-

NET LOSS	$(29,009)	$(29,263)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	3,341,930	2,503,370

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

GLUCOSE HEALTH, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	FOR THE THREE MONTH'S ENDED MARCH 31,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$(29,009)	$(29,263)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount	-	6,875
Amortization of intangible asset	15	-
Change in assets and liabilities
Increase in accounts receivable	2,092	-
Decrease (increase) in inventory	-	60
(Increase) decrease in prepaid expenses and other current assets	639	(36,394)
Increase (decrease) in accounts payable and accrued expenses	14,729	10,113
Total adjustments	17,475	(19,346)
Net cash used in operating activities	(11,534)	(48,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	-	48,500
Net cash provided by financing activities	-	48,500

NET DECREASE IN CASH	(11,534)	(109)

CASH - BEGINNING OF PERIOD	20,542	2,055

CASH - END OF PERIOD	$9,008	$1,946

NONCASH OPERATING AND INVESTING ACTIVITIES:
Beneficial conversion feature	$-	$13,500
Conversion of notes payable and accrued interest to common stock	$890	$13,500

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Corporate Information

We were incorporated under the laws of State of Nevada on March 27, 2007, as Bio-Solutions Corp. Our current authorized common shares are 200,000,000 and 1000 Series A Special Preferred Shares with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. As of March 31, 2017, 3,423,487 of the Company’s common stock and 1,000 shares of the Company’s preferred stock were issued and outstanding. On October 30, 2014, we changed our name to Glucose Health, Inc. Our business is the manufacturing and distribution of Glucose Health® Daily Blood Sugar Maintenance. Glucose Health® is a dietary supplement in the form of a sweet tea mix formulated from nine natural ingredients shown in certain clinical research such as that published by the National Institutes of Health, National Library of Medicine website (see www.glucosehealth.com/clinical-trials), to have a beneficial impact upon blood glucose, triglyceride and cholesterol levels and regular digestive health. As of March 31, 2017, the Company’s Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60-Day Supply) product is stocked in the "Diabetic Supplies" section of most Walmart pharmacies in all 50 states.

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the three months ended March 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 29, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of March 31, 2017.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

Accounts receivable consists of invoiced and unpaid product sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. During the period ended March 31, 2017, we recorded no allowances for doubtful accounts based upon management’s review of accounts receivable.

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

During the period ended March 31, 2017, we recorded no impairment charges related to other intangible assets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Customer Concentration

The Company generates most of its revenues from sales to a single customer, Wal-Mart Stores, Inc. which accounted for approximately 100% of total revenues for the period ended March 31, 2017.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense was $4,602 and $0 for the three months ended March 31, 2017 and 2016.

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

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. Except as noted below, the Company has not issued any options or warrants to date. At March 31, 2017, the total shares issuable upon conversion of convertible notes payable would be approximately 37,893,048 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of March 31, 2017, the Company had inventory of $0, with no allowance for obsolescence.

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

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

As of March 31, 2017, 3,423,487 of the Company’s common stock and 1,000 shares of the Company’s preferred stock were issued and outstanding.

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

During March 2017, the Company issued 111,214 unregistered shares of common stock to a corporation for conversion of $850 principal and $40 accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the Note.

Issuances pursuant to agreements

During July 2016, the Company issued 25,000 unregistered shares of the Company’s common stock as compensation. The shares were valued at $1,875.

NOTE 4 – NOTES PAYABLE

Notes payable, related party:

On May 1, 2016, the Company issued a $35,000 note to a corporation owned by the Company’s CEO. The loan bears interest at 24% per annum and has a maturity date of December 31, 2016. $35,000 remains outstanding as of March 31, 2017.

On March 11, 2016, the Company issued a $35,000 note to a corporation owned by the Company's CEO. The loan bears interest at 24% per annum and has a maturity date of July 11, 2016. On July 29, 2016, the loan was repaid in full.

Notes payable:

On September 15, 2016, the Company issued a $5,000 note to a corporation. The loan bears interest at 12% per annum and is payable on demand. $5,000 remains outstanding at March 31, 2017.

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

Convertible notes payable:

The Company consolidated 20 separate convertible promissory notes of various principal amounts and fixed conversion prices, all bearing 5% interest per annum, issued to corporation during the period from August 2, 2013 through April 1, 2016, into a single convertible promissory note of $169,065, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.008, plus $12,516 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation. The current net note balance is $163,820.

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $3,000 remains outstanding at March 31, 2017.

Other notes payable:

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $5,000 remains outstanding at March 31, 2017.

On June 11, 2013, the Company issued three convertible notes to three corporations. The loans bear interest at 5% per annum with fixed conversion prices of $0.0065 and maturity dates of August 11, 2013. $18,377 remains outstanding at March 31, 2017.

On January 25, 2013, the Company issued a $12,000 note to an individual. $6,000 remains outstanding at March 31, 2017.

On April 20, 2012, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.009 and a maturity date of October 20, 2012. $2,500 remains outstanding at March 31, 2017.

At March 31, 2017, accrued interest on all notes and convertible notes amounted to $39,164.

NOTE 5 - INTELLECTUAL PROPERTY

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product for the purchase price of 300,000 unregistered shares of the Company’s common stock from a company beneficially owned by the Company’s CEO, Murray Fleming. The shares were recorded at their par value of $0.001 per share or $300, valued at the nominal historical cost of the related party seller. All assets other than the intellectual property had a fair value of $0, with the intellectual property valued at $225 net of $75 of accumulated amortization.

NOTE 6 – COMMITMENTS & CONTINGENCIES

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

On January 8, 2016, we signed a Supplier Agreement with Wal-Mart Stores Inc. of Bentonville AR.

On January 25, 2016, we signed a Contract Manufacturing Agreement with Natural Solution Labs of Gravette, AR.

On February 3, 2016, we signed a Product Liability Insurance Agreement with Western Heritage Insurance.

On April 12, 2016, we signed a Warehousing/Logistics agreement with RR/NWA Logistics of Rogers, AR.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

We are a manufacturer of dietary supplements formulated to help maintain healthy blood sugar, triglycerides and cholesterol and digestive health and our business focus is serving the consumer market segment of persons concerned about pre-diabetes and/or Type-2 diabetes. Our principal product is Glucose Health® and we are in the early stages of manufacturing, marketing and distributing this product. For the period ending March 31, 2017, we generated $473 of gross profit before operating expenses, a loss from operations and a net loss per share.

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

After the purchase of the product, the Company undertook a series of steps to achieve a final product offering that would be considered efficacious as well as pleasant tasting by our target consumer market, being persons concerned with pre-diabetes and Type-2 diabetes, and would offer a value proposition relative to our competition to be considered for stocking by national and regional pharmacy retailers. To assist in achieving our final product objectives, we retained a former head of beverage product development at Nestle. We retained an attorney specializing in compliance with Food and Drug Administration (FDA) and regulations pertaining to dietary supplements and Federal Trade Commission (FTC) regulations, necessary, in part, to enable our product to be stocked by national pharmacy retailers. We also undertook several actions to establish and build our Glucose Health® brand. The Company conducted a design competition related to its packaging artwork and product logo and retained an experienced product packaging graphic artist to assist with all digital and print representations of the product. The Company filed for and received trademark protection for Glucose Health® with the United States Trademark and Patent Office (USPTO). While our primary sales and marketing focus is achieving sales to consumers through national and regional pharmacies, secondarily, we intend to also market the product directly to customers via our dedicated product website and through other online marketplaces.

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

As of March 31, 2017, the Company’s Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60-Day Supply) product is stocked in the "Diabetic Supplies" section of most Walmart pharmacies in all 50 states.

Our Plan of Operation for the Next Twelve Months

Our principal business strategy for the next twelve months will be to implement marketing and sales initiatives and earn significant revenues from the manufacture and distribution of our Glucose Health® product. Our sales initiatives will be focused upon securing repeat purchase orders for Glucose Health® from national and regional pharmacy retailers. Our marketing initiatives will be primarily to support Glucose Health® channel sales through national and regional partners. We intend to begin advertising in and sponsoring, various print, digital and social media platforms, which align with the interest of our customers in natural products including dietary supplements related to metabolic syndrome, pre-diabetes and Type-2 diabetes. Secondarily to our primary sales and marketing initiatives above, we also intend to grow our online sales of Glucose Health® through sales from our product website and sales through other online marketplaces. We also intend to further develop our Glucose Health® product to introduce flavor variations of our proprietary formula and to introduce a variety of packaging options to our target consumer market segment.

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

Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements and related footnotes included in Item 1 of this periodic report. These unaudited financial statements and related footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 29, 2017.

For the three months ended March 31, 2017 as compared to the three months ended March 31, 2016

Revenues

We generated revenues of $15,111 and $120 for the periods ended March 31, 2017 and 2016, respectively. We hope to fully implement our plan of operations by December 31, 2017 and generate greater revenues, of which there is no assurance.

Gross profit

We reported a gross profit of $473 and $60 for the periods ended March 31, 2017 and 2016, respectively. We hope to fully implement our plan of operations by December 31, 2017 and generate greater profits, of which there is no assurance, and retain and invest such profits in expanding our operations.

Operating expenses

For the period ended March 31, 2017, we had total operating expenses of $28,786, as compared to total operating expenses of $12,335 for the period ended March 31, 2016. The increase of $16,451 or 133%, in our operating expenses between the two periods is due to a $6,878 increase in professional fees and a $4,602 increase in advertising expense and a $1,814 increase in insurance expense.

We will continue to incur significant legal and accounting expenses related to maintaining our status as a publicly-traded company subject to the Securities Exchange Act of 1934, requiring the filing of periodic reports and audited financial statements with the Securities and Exchange Commission.

Net loss

For the period ended March 31, 2017, we had a net loss of $29,009 or $0.01 per share with $696 of this net loss for the period related to the recording of interest expense. In comparison, for the period ended March 31, 2016, we had a net loss of $29,263 or $0.01 per share with $16,988 of this net loss for the period related to the recording of interest expense. We expect to incur net losses for the foreseeable future as we are in the initial stages of implementing our plan of operations.

Liquidity and Capital Resources

At March 31, 2017, our total assets were $18,865 consisting of $9,008 cash, $9,632 accounts receivable and $225 of intangible assets. This compares to our total assets of $51,632 at March 31, 2016, consisting of $1,946 in cash, $8,310 inventory, $3,150 in accounts receivable and $38,226 in prepaid expenses and other assets.

At March 31, 2017, our current liabilities totaled $542,431, consisting of $191,454 in accounts payable and accrued expenses, $35,000 in notes payable, related party, $5,000 in notes payable, $112,157 in convertible notes payable, related party, $163,820 in convertible notes payable and $35,000 in other notes payable. This compares to our current liabilities at March 31, 2016 of $454,763, consisting of $94,920 in accounts payable and accrued expenses, $6,075 in notes payable, $147,478 in related party convertible notes payable and $206,290 in convertible notes payable.

We had a working capital deficit for 2017 and 2016 of $523,791 and $403,431, respectively. We continue to rely upon funding from two private firms, one which is beneficially owned by the Company’s CEO, to meet our working capital requirements and continue our operations. Unless we continue secure additional funding from these firms, or others, of which there can be no assurance, we may not be able to continue our operations.

At March 31, 2017 and 2016, we had no other liabilities and no long-term commitments or contingencies.

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

Material Commitments

Notes payable, related party:

On May 1, 2016, the Company issued a $35,000 note to a corporation owned by the Company’s CEO. The loan bears interest at 24% per annum and has a maturity date of December 31, 2016. $35,000 remains outstanding as of March 31, 2017.

On March 11, 2016, the Company issued a $35,000 note to a corporation owned by the Company's CEO. The loan bears interest at 24% per annum and has a maturity date of July 11, 2016. On July 29, 2016, the loan was repaid in full.

Notes payable:

On September 15, 2016, the Company issued a $5,000 note to a corporation. The loan bears interest at 12% per annum and is payable on demand. $5,000 remains outstanding at March 31, 2017.

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

Convertible notes payable:

The Company consolidated 20 separate convertible promissory notes of various principal amounts and fixed conversion rates, all bearing 5% interest per annum, issued to corporation during the period from August 2, 2013 through April 1, 2016, into a single convertible promissory note of $169,065, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.008, plus $12,516 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation. The current net note balance is $163,820.

Other notes payable:

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $3,000 remains outstanding at March 31, 2017.

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $5,000 remains outstanding at March 31, 2017.

On June 11, 2013, the Company issued three convertible notes to three corporations. The loans bear interest at 5% per annum with fixed conversion prices of $0.0065 and maturity dates of August 11, 2013. $18,377 remains outstanding as of March 31, 2017.

On January 25, 2013, the Company issued a $12,000 note to an individual. $6,000 remains outstanding at March 31, 2017.

On April 20, 2012, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.009 and a maturity date of October 20, 2012. $2,500 remains outstanding as of March 31, 2017.

At March 31, 2017, accrued interest on the above notes and convertible notes amounted to $39,164.

Off-Balance Sheet Arrangements

We have no-off balance sheet contractual arrangements, as that term is defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information requested by this item, as provided by Regulation S-K Item 305(e).

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Pursuant to Rules 13a-15(b) and 15-d-15(b) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer/Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures", as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our annual report for the year ended December 31, 2016, there was a material weakness in the Company's internal control over financial reporting. Based upon the evaluation of the disclosure controls and procedures at the end of the period covered by this report, the Company's CEO/CFO concluded that the Company's disclosure controls and procedures were not effective due to a material weakness in the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the period ended March 31, 2017, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Internal Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. The Company is not aware of any outstanding or pending litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, the Company issued a total of 111,214 shares of its common stock as follows:

During March 2017, the Company issued 111,214 unregistered shares of common stock to a corporation for conversion of $850 principal and $40 accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the Note.

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

Use of Proceeds of Registered Securities.

There were no proceeds from the sales the Company’s unregistered common stock during the three months ended March 31, 2017.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of common stock during the period ending March 31, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

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

Glucose Health, Inc.
a Nevada corporation

Date: May 15, 2017	By:	/s/ Murray Fleming
Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer)

