Form 10-Q
period 2017-06-30
Glucose Health, Inc.
filed 2017-08-21
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

Class	Outstanding at August 16, 2017
Common Stock, $0.001 Par Value	3,979,792

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLUCOSE HEALTH, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$18,313	$20,542
Accounts receivable	8,795	11,724
Prepaid expenses	-	639
Total current assets	27,108	32,905

Other Assets
Intellectual assets, net of accumulated amortization of $90 and $60, respectively	210	240

TOTAL ASSETS	$27,318	$33,145

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$98,133	$138,134
Accrued interest	37,997	38,631
Notes payable, related party	35,000	35,000
Notes payable	15,000	5,000
Convertible notes payable, related party	112,157	112,157
Convertible notes payable	161,820	164,670
Other notes payable	16,500	35,000
Total current liabilities	476,607	528,592

TOTAL LIABILITIES	476,607	528,592

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 1,000 shares authorized, 1,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	113,200	113,200
Common stock, $0.001 par value, 200,000,000 shares authorized, 3,979,792 and 3,312,273 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3,980	3,312
Additional paid in capital	5,713,197	5,687,956
Stock subscription	23,000	23,000
Accumulated other comprehensive loss	(75,278)	(75,278)
Accumulated deficit	(6,227,388)	(6,247,637)
Total stockholders' deficit	(449,289)	(495,447)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,318	$33,145

The accompanying notes are an integral part of these financial statements.

GLUCOSE HEALTH, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016

REVENUE	$34,046	$295,809	$49,157	$295,929

COST OF REVENUES
Cost of revenues	272	274,464	14,910	274,524

GROSS PROFIT	33,774	21,345	34,247	21,405

OPERATING EXPENSES
Professional fees/stock based compensation	10,140	9,546	26,436	18,964
General and administrative	7,557	5,767	20,047	8,684
Total Operating Expenses	17,697	15,313	46,483	27,648

INCOME (LOSS) FROM OPERATIONS	16,077	6,032	(12,236)	(6,243)

OTHER INCOME (EXPENSE)
Interest income (expense)	(5,096)	(93,402)	(5,792)	(119,301)
Gain on forgiveness of accounts payable	38,277	-	38,277	-
Total other income (expense)	33,181	(93,402)	32,485	(119,301)

INCOME (LOSS) BEFORE INCOME TAXES	49,258	(87,370)	20,249	(125,544)

PROVISION FOR (BENEFIT FROM) INCOME TAXES			-	-

NET INCOME (LOSS)	$49,258	$(87,370)	$20,249	$(125,544)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING BASIC AND DILUTED	3,718,155	2,587,301	3,529,454	2,545,087

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.01	$(0.03)	$0.01	$(0.05)

The accompanying notes are an integral part of these financial statements.

GLUCOSE HEALTH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	FOR THE SIX MONTH'S ENDED JUNE 30,
	2017	2016
OPERATING ACTIVITIES:
Net loss	$20,249	$(125,544)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount	-	108,161
Amortization of intangible asset	30	-
Common stock issued for services	906	-
Bad debt expense	3,150	-
Gain on settlement of accounts payable	(38,277)	-
Change in assets and liabilities
Increase in accounts receivable	(221)	(165,196)
Decrease in inventory	-	60
Decrease (increase) in prepaid expenses and other current assets	639	(848)
Increase in accounts payable and accrued expenses	1,295	85,585
Total adjustments	(32,478)	27,762
Net cash used in operating activities	(12,229)	(97,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	33,500	123,500
Payments on notes and loans payable	(23,500)	-
Net cash provided by financing activities	10,000	123,500

NET (DECREASE) INCREASE IN CASH	(2,229)	25,718

CASH - BEGINNING OF PERIOD	20,542	2,055

CASH - END OF PERIOD	$18,313	$27,773

NON-CASH OPERATING AND INVESTING ACTIVITIES:
Beneficial conversion feature	$-	$13,500
Conversion of notes payable and accrued interest to common stock	$25,003	$13,500

The accompanying notes are an integral part of these financial statements.

Glucose Health, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Corporate Information

We were incorporated under the laws of State of Nevada on March 27, 2007, as Bio-Solutions Corp. Our current authorized common shares are 200,000,000 and 1,000 Series A Special Preferred Shares with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. As of June 30, 2017, 3,979,792 of the Company’s common stock and 1,000 shares of the Company’s preferred stock were issued and outstanding. On October 30, 2014, we changed our name to Glucose Health, Inc. Our business is the manufacturing and distribution of Glucose Health® Daily Blood Sugar Maintenance. Glucose Health® is a dietary supplement in the form of a sweet tea mix formulated from nine natural ingredients shown in certain clinical research such as that published by the National Institutes of Health, National Library of Medicine website (see www.glucosehealth.com/clinical-trials), to have a beneficial impact upon blood glucose, triglyceride and cholesterol levels and regular digestive health. As of June 30, 2017, the Company’s Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60-Day Supply) product is stocked in the "Diabetic Supplies" section of most Walmart pharmacies in all 50 states.

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

The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 29, 2017.

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

Glucose Health, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of June 30, 2017.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

Accounts receivable consists of invoiced and unpaid product sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. During the period ended June 30, 2017, we recorded no allowances for doubtful accounts based upon management’s review of accounts receivable.

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

Glucose Health, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

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

During the period ended June 30, 2017, we recorded no impairment charges related to other intangible assets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Glucose Health, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

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

Customer Concentration

The Company generates most of its revenues from sales to a single customer, Wal-Mart Stores, Inc. which accounted for approximately 100% of total revenues for the three and six month periods ended June 30, 2017.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense was $698 and $863 for the three months ended June 30, 2017 and 2016, respectively. Advertising expense was $5,301 and $863 for the six months ended June 30, 2017 and 2016, respectively.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company also issues restricted stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment only if there is sufficient disincentive to ensure performance or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expenses and a corresponding increase to common stock and additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. During the three and six months ended June 30, 2017, the Company issued 25,000 shares of common stock to an individual for product development services valued at $906.

Glucose Health, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

Income (Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. Except as noted below, the Company has not issued any options or warrants to date. At June 30, 2017, the total shares issuable upon conversion of convertible notes payable would be approximately 34,184,751 shares of the Company’s common stock.

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of June 30, 2017, the Company had inventory of 8,863 units valued at $0, with no allowance for obsolescence.

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

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

As of June 30, 2017, 3,979,792 of the Company’s common stock and 1,000 shares of the Company’s preferred stock were issued and outstanding.

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

Glucose Health, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

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

During April 2017, the Company issued 162,500 unregistered shares of common stock to a corporation for conversion of $1,300 of accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the Note.

During May 2017, the Company issued 176,938 unregistered shares of common stock to a corporation for conversion of $600 principal and $816 accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the Note.

During May 2017, the Company issued 6,127 unregistered shares of common stock to three corporations for a mandatory conversion of $19,222 principal and $689 accrued interest related to three individual Notes. These unregistered shares were valued at $3.25 per share, the fixed conversion price stated in the Note, as adjusted for the two stock splits that occurred between the mandatory conversion date and the issuance of the common stock.

During June 2017, the Company issued 185,740 unregistered shares of common stock to a corporation for conversion of $1,400 principal and $86 accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the Note.

Issuances pursuant to agreements

During July 2016, the Company issued 25,000 unregistered shares of the Company’s common stock as compensation. The shares were valued at $1,875.

During June 2017, the Company issued 25,000 unregistered shares of the Company’s common stock for services rendered. These shares were valued at $906.

NOTE 4 - NOTES PAYABLE

Notes payable, related party:

On May 1, 2016, the Company issued a $35,000 note to a corporation owned by the Company’s CEO. The loan bears interest at 24% per annum and has a maturity date of December 31, 2016. $35,000 remains outstanding as of June 30, 2017.

On March 11, 2016, the Company issued a $35,000 note to a corporation owned by the Company's CEO. The loan bears interest at 24% per annum and has a maturity date of July 11, 2016. On July 29, 2016, the loan was repaid in full.

Glucose Health, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

Notes payable:

On September 15, 2016, the Company issued a $5,000 note to a corporation. The loan bears interest at 12% per annum and is payable on demand. As of June 30, 2017, $5,000 remains outstanding.

On May 15, 2017, the Company issued an $18,000 note to a corporation. The loan bears interest at 12% per annum and is payable on demand. As of June 30, 2017, $10,000 remains outstanding.

Convertible notes payable, related party

The Company consolidated 18 separate convertible promissory notes of various principal amounts and fixed conversion prices, all bearing 5% interest per annum, issued to a corporation owned by the Company’s CEO during the period from August 4, 2014 through April 1, 2016, into a single convertible promissory note of $112,157, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.011, plus $5,939 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation owned by the Company’s CEO. As of June 30, 2017, the note balance is $112,157.

Convertible notes payable:

The Company consolidated 20 separate convertible promissory notes of various principal amounts and fixed conversion prices, all bearing 5% interest per annum, issued to corporation during the period from August 2, 2013 through April 1, 2016, into a single convertible promissory note of $169,065, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.008, plus $12,516 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation. As of June 30, 2017, the note balance is $161,820.

Other notes payable:

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $3,000 remains outstanding at June 30, 2017.

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $5,000 remains outstanding at June 30, 2017.

On January 25, 2013, the Company issued a $12,000 note to an individual. $6,000 remains outstanding at June 30, 2017.

On April 20, 2012, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.009 and a maturity date of October 20, 2012. $2,500 remains outstanding at June 30, 2017.

At June 30, 2017, accrued interest on all notes and convertible notes amounted to $37,152.

NOTE 5 - INTELLECTUAL PROPERTY

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product for the purchase price of 300,000 unregistered shares of the Company’s common stock from a company beneficially owned by the Company’s CEO, Murray Fleming. The shares were recorded at their par value of $0.001 per share or $300, valued at the nominal historical cost of the related party seller. All assets other than the intellectual property had a fair value of $0, with the intellectual property valued at $210 net of $90 of accumulated amortization.

Glucose Health, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

NOTE 6 - COMMITMENTS & CONTINGENCIES

From time to time, we may be involved in litigation in the ordinary course of business. We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.

Operating Agreements

On January 8, 2016, we signed a Supplier Agreement with Wal-Mart Stores Inc. of Bentonville AK.

On January 25, 2016, we signed a Contract Manufacturing Agreement with Natural Solution Labs of Gravette, AK.

On February 3, 2016, we signed a Product Liability Insurance Agreement with Western Heritage Insurance.

On April 12, 2016, we signed a Warehousing/Logistics agreement with RR/NWA Logistics of Rogers, AK.

NOTE 7 - SETTLEMENT AGREEMENT

During May 2017, the Company entered into a Settlement and Release Agreement with a vendor. As of the date of the agreement, the Company owed the vendor $53,777. For a full release of this amount, the Company agreed to pay $15,500, resulting in the settlement of this payable of $38,277. The vendor also agreed to release 16,560 units of product to the Company at no charge.

NOTE 8 - SUBSEQUENT EVENTS

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

Overview

We are a manufacturer of dietary supplements formulated to help maintain healthy blood sugar, triglycerides and cholesterol and digestive health and our business focus is serving the consumer market segment of persons concerned about pre-diabetes and/or Type-2 diabetes. Our principal product is Glucose Health® and we are in the early stages of manufacturing, marketing and distributing this product. For the six month period ending June 30, 2017, we generated $34,247 of gross profit and net income of $20,249 or $0.01 per share compared to gross profit of $21,405 and net loss $125,544 or $0.05 per share for the six month period ending June 30, 2017.

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

On March 7, 2017, the Company began airing its “Only at Walmart” TV commercial on Hallmark Movies & Mysteries and Game Show Network for a four-week period ending April 2, 2017.

On March 13, 2017, the Company entered into the “Verified Share Count Program” sponsored by OTC Markets Group Inc. for the purposes of providing verified share count data to investors.

As of June 30, 2017, the Company’s Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60-Day Supply) product is stocked in the "Diabetic Supplies" section of most Walmart pharmacies in all 50 states.

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

For the three months ended June 30, 2017 as compared to the three months ended June 30, 2016

Revenues

We generated revenues of $34,046 and $295,809 for the three month periods ended June 30, 2017 and 2016, respectively. We hope to fully implement our plan of operations by December 31, 2017 and generate greater revenues, of which there is no assurance.

Gross profit

We reported a gross profit of $33,774 and $21,345 for the three month periods ended June 30, 2017 and 2016, respectively. We hope to fully implement our plan of operations by December 31, 2017 and generate greater profits, of which there is no assurance, and retain and invest such profits in expanding our operations.

Operating expenses

For the three month period ended June 30, 2017, we had total operating expenses of $17,697 as compared to total operating expenses of $15,313 for the three month period ended June 30, 2016. The increase of $2,384 or 16%, in our operating expenses between the two periods is due to a $594 increase in professional fees, a $906 increase in stock based compensation and $898 increase in office expense.

Other Income (Expense)

For the three month period ended June 30, 2017, we had total interest expense of $5,096 as compared to total interest expense of $93,402 for the three month period ended June 30, 2016. The decrease of $88,306 or 96%, is due to the prior year expensing of the discount on convertible notes payable. The Company fully amortized the discount during 2016.

During 2017, the Company settled accounts payable for a gain of $38,277.

Net income (loss)

For the period ended June 30, 2017, we had net income of $49,258 or $0.01 per share as compared with a net loss of $87,370 or $0.03 per share for the period ended June 30, 2016. The increase in net income is mainly attributable to the decrease in interest expense and the gain on the settlement of accounts payable.

For the six months ended June 30, 2017 as compared to the six months ended June 30, 2016

Revenues

We generated revenues of $49,157 and $295,929 for the six month periods ended June 30, 2017 and 2016, respectively. We hope to fully implement our plan of operations by December 31, 2017 and generate greater revenues, of which there is no assurance.

Gross profit

We reported a gross profit of $34,247 and $21,405 for the six month periods ended June 30, 2017 and 2016, respectively. We hope to fully implement our plan of operations by December 31, 2017 and generate greater profits, of which there is no assurance, and retain and invest such profits in expanding our operations.

Operating expenses

For the period ended June 30, 2017, we had total operating expenses of $49,483, as compared to total operating expenses of $27,648 for the period ended June 30, 2016. The increase of $21,835 or 79%, in our operating expenses between the two periods is due to a $7,472 increase in professional fees and a $4,437 increase in advertising expense, $3,150 increase in bad debt expense, a $903 increase in stock based compensation, a $2,233 increase in office expense and a $1,937 increase in insurance expense.

Other Income (Expense)

For the six month period ended June 30, 2017, we had total interest expense of $5,792 as compared to total interest expense of $119,301 for the six month period ended June 30, 2016. The decrease of $113,509 or 95%, is due to the prior year expensing the discount on convertible notes payable. The Company fully amortized the discount during 2016.

During 2017, the Company settled accounts payable for a gain of $38,277.

Net income (loss)

For the period ended June 30, 2017, we had net income of $20,249 or $0.01 per share as compared with a net loss of $125,544 or $0.05 per share for the period ended June 30, 2016. The increase in net income is mainly attributable to the decrease in interest expense and the gain on the settlement of accounts payable.

Liquidity and Capital Resources

At June 30, 2017, our total assets were $27,318 consisting of $18,313 cash, $8,795 accounts receivable and $210 of intangible assets. This compares to our total assets of $33,145 at December 31, 2016, consisting of $20,542 in cash, $11,724 accounts receivable, $639 in prepaid expenses and $240 of intangible assets.

At June 30, 2017, our current liabilities totaled $476,607, consisting of $98,133 in accounts payable, accrued interest of $37,997, $35,000 in notes payable, related party, $15,000 in notes payable, $112,157 in convertible notes payable, related party, $161,820 in convertible notes payable and $16,500 in other notes payable. This compares to our current liabilities at December 31, 2016 of $528,592, consisting of $138,134 in accounts payable, accrued interest of $38,631, $35,000 in notes payable, related party, $5,000 in notes payable, $112,157 in related party convertible notes payable, $164,670 in convertible notes payable and $35,000 in other notes payable.

At June 30, 2017 and December 31, 2016, we had a working capital deficit of $449,499 and $495,447, respectively. We continue to rely upon funding from two private firms, one which is beneficially owned by the Company’s CEO, to meet our working capital requirements and continue our operations. Unless we continue secure additional funding from these firms, or others, of which there can be no assurance, we may not be able to continue our operations.

At June 30, 2017 and 2016, we had no other liabilities and no long-term commitments or contingencies.

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

Material Commitments

Notes payable, related party:

On May 1, 2016, the Company issued a $35,000 note to a corporation owned by the Company’s CEO. The loan bears interest at 24% per annum and has a maturity date of December 31, 2016. $35,000 remains outstanding as of June 30, 2017.

Notes payable:

On September 15, 2016, the Company issued a $5,000 note to a corporation. The loan bears interest at 12% per annum and is payable on demand. As of June 30, 2017, $5,000 remains outstanding.

On May 15, 2017, the Company issued an $18,000 note to a corporation. The loan bears interest at 12% per annum and is payable on demand. As of June 30, 2017, $10,000 remains outstanding.

Convertible notes payable, related party

The Company consolidated 18 separate convertible promissory notes of various principal amounts and fixed conversion prices, all bearing 5% interest per annum, issued to a corporation owned by the Company’s CEO during the period from August 4, 2014 through April 1, 2016, into a single convertible promissory note of $112,157, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.011, plus $5,939 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation owned by the Company’s CEO. As of June 30, 2017, the note balance is $112,157.

Convertible notes payable:

The Company consolidated 20 separate convertible promissory notes of various principal amounts and fixed conversion prices, all bearing 5% interest per annum, issued to corporation during the period from August 2, 2013 through April 1, 2016, into a single convertible promissory note of $169,065, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.008, plus $12,516 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation. As of June 30, 2017, the note balance is $161,820.

Other notes payable:

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $3,000 remains outstanding at June 30, 2017.

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $5,000 remains outstanding at June 30, 2017.

On January 25, 2013, the Company issued a $12,000 note to an individual. $6,000 remains outstanding at June 30, 2017.

On April 20, 2012, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.009 and a maturity date of October 20, 2012. $2,500 remains outstanding at June 30, 2017.

At June 30, 2017, accrued interest on all notes and convertible notes amounted to $37,152.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the period ended June 30, 2017, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, the Company issued a total of 556,305 shares of its common stock as follows:

During April 2017, the Company issued 162,500 unregistered shares of common stock to a corporation for conversion of $1,300 of accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the Note.

During May 2017, the Company issued 176,938 unregistered shares of common stock to a corporation for conversion of $600 principal and $816 accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the Note.

During May 2017, the Company issued 6,127 unregistered shares of common stock to three corporations for a mandatory conversion of $19,222 principal and $689 accrued interest related to three individual Notes. These unregistered shares were valued at $3.25 per share, the fixed conversion price stated in the Note, as adjusted for the two stock splits that occurred between the mandatory conversion date and the issuance of the common stock.

During June 2017, the Company issued 185,740 unregistered shares of common stock to a corporation for conversion of $1,400 principal and $86 accrued interest related to a Note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the Note.

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

Use of Proceeds of Registered Securities.

There were no proceeds from the sales the Company’s unregistered common stock during the three months ended June 30, 2017.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of common stock during the period ending June 30, 2017.

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

___________

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Glucose Health, Inc.
a Nevada corporation

Date: August 21, 2017	By:	/s/ Murray Fleming
Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer)

