Form 10-Q
period 2017-09-30
Glucose Health, Inc.
filed 2017-11-14
CIK 1420108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practical date:

Class	Outstanding at November 14, 2017
Common Stock, $0.001 Par Value	4,545,310

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

GLUCOSE HEALTH, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$16,636	$20,542
Accounts receivable	9,105	11,724
Prepaid expenses	417	639
Total current assets	26,158	32,905

Other Asset
Intellectual assets, net of accumulated
amortization of $105 and $60, respectively	195	240

TOTAL ASSETS	$26,353	$33,145

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$78,279	$138,134
Accrued interest	41,429	38,631
Notes payable, related party	35,000	35,000
Notes payable	10,000	5,000
Convertible notes payable, related party	112,157	112,157
Convertible notes payable	159,220	164,670
Other notes payable	16,500	35,000
Total current liabilities	452,585	528,592

TOTAL LIABILITIES	452,585	528,592

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, no par value, 1,000 shares authorized,
1,000 shares issued and outstanding as of
September 30, 2017 and December 31, 2016	113,200	113,200
Common stock, $0.001 par value, 200,000,000 shares authorized,
4,515,810 and 3,312,273 shares issued and outstanding as of
September 30, 2017 and December 31, 2016, respectively	4,516	3,312
Additional paid in capital	5,716,949	5,687,956
Stock subscription	23,000	23,000
Accumulated other comprehensive loss	(75,278)	(75,278)
Accumulated deficit	(6,208,619)	(6,247,637)
Total stockholders' deficit	(426,232)	(495,447)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$26,353	$33,145

The accompanying notes are an integral part of these financial statements.

GLUCOSE HEALTH INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016

REVENUE	$23,783	$2,110	$72,940	$298,039

COST OF REVENUES
Cost of revenues	790	4,734	15,700	279,258

GROSS PROFIT	22,993	(2,624)	57,240	18,781

OPERATING EXPENSES
Professional fees	13,664	14,701	39,194	33,665
Stock based compensation	-	1,875	906	1,875
General and administrative	4,694	36,356	24,741	45,040
Total Operating Expenses	18,358	52,932	64,841	80,580

INCOME (LOSS) FROM OPERATIONS	4,635	(55,556)	(7,601)	(61,799)

OTHER INCOME (EXPENSE)
Interest income (expense)	(5,720)	(105,263)	(11,512)	(224,564)
Gain on forgiveness of accounts payable	19,854	-	58,131	-
Total other income (expense)	14,134	(105,263)	46,619	(224,564)

INCOME (LOSS) BEFORE INCOME TAXES	18,769	(160,819)	39,018	(286,363)

PROVISION FOR (BENEFIT FROM) INCOME TAXES			-	-

NET INCOME (LOSS)	$18,769	$(160,819)	$39,018	$(286,363)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC AND DILUTED	4,148,101	2,876,993	3,737,319	2,614,975

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED	$0.00	$(0.06)	$0.01	$(0.11)

The accompanying notes are an integral part of these financial statements.

GLUCOSE HEALTH, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	FOR THE NINE MONTH'S ENDED SEPTEMBER 30,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$39,018	$(286,363)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount	-	201,902
Amortization of intangible asset	45	-
Common stock issued for services	906	1,875
Bad debt expense	3,150	-
Gain on settlement of accounts payable	(58,131)	-
Change in assets and liabilities
Increase in accounts receivable	221	(8,592)
Decrease in inventory	-	1,952
Decrease (increase) in prepaid expenses and other current assets	(531)	(331)
Increase in accounts payable and accrued expenses	1,416	53,641
Total adjustments	(52,924)	250,447
Net cash used in operating activities	(13,906)	(35,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	33,500	128,500
Payments on notes and loans payable	(23,500)	(71,000)
Net cash provided by financing activities	10,000	57,500

NET (DECREASE) INCREASE IN CASH	(3,906)	21,584

CASH - BEGINNING OF PERIOD	20,542	2,055

CASH - END OF PERIOD	$16,636	$23,639

NON-CASH OPERATING AND INVESTING ACTIVITIES:
Beneficial conversion feature	$-	$294,722
Conversion of notes payable and accrued interest to common stock	$29,291	$451

The accompanying notes are an integral part of these financial statements.

Glucose Health, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Corporate Information

We were incorporated under the laws of State of Nevada on March 27, 2007, as Bio-Solutions Corp. Our current authorized common shares are 200,000,000 and 1,000 Series A Special Preferred Shares with special voting rights whereby the holder(s) may exercise their right to vote on all shareholder matters representing the number of votes equal to all shares of common stock then issued and outstanding, plus an additional ten thousand (10,000) shares. As of September 30, 2017, 4,515,810 of the Company’s common stock and 1,000 shares of the Company’s preferred stock were issued and outstanding. On October 30, 2014, we changed our name to Glucose Health, Inc. Our business is the manufacturing and distribution of Glucose Health® products. Glucose Health® is a dietary supplement in the form of an iced tea mix formulated from ingredients shown in certain clinical research such as that published by the National Institutes of Health, National Library of Medicine website (see www.glucosehealth.com/clinical-trials), to have a beneficial impact upon blood glucose, triglyceride and cholesterol levels and regular digestive health. As of September 30, 2017, the Company’s Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60-Day Supply) product is stocked in the "Diabetic Supplies" section of most Walmart pharmacies in all 50 states.

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

The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 29, 2017.

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

Comprehensive Income (Loss)

The Company adopted ASC 220-10, Reporting Comprehensive Income. ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Glucose Health, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flow reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“indirect method”) as defined by ASC 230, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of September 30, 2017.

The Company maintains its cash balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Accounts Receivable

Accounts receivable consists of invoiced and unpaid product sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. During the period ended September 30, 2017, we recorded no allowances for doubtful accounts based upon management’s review of accounts receivable.

On October 4, 2016, the Company executed a non-recourse receivables financing agreement with Citibank whereby receivables due to the Company are assumed from Wal-Mart Stores Inc. by Citibank and paid to the Company in a shorter period than otherwise provided for in the Company’s Supplier Agreement with Wal-Mart Stores Inc., subject to a fixed interest premium based upon LIBOR in favor of Citibank.

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

For the Three and Nine Months Ended September 30, 2017 and 2016

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

During the period ended September 30, 2017, we recorded no impairment charges related to other intangible assets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Beneficial Conversion Features

ASC 470-20, Debt with Conversion and Other Options, applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash. ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount is recorded as a debt discount and amortized over the life of the debt. ASC 470-20 further limits this amount to the proceeds allocated to the convertible instrument.

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

Glucose Health, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

The Company follows ASC 740-10, Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The Company has adopted ASC 740-10 for 2016, and evaluates its tax positions on an annual basis, and as of December 31, 2016, no additional accrual for income taxes is necessary. The Company’s policy is to recognize both interest and penalties related to unrecognized tax benefits expected to result in payment of cash within one year are classified as accrued liabilities, while those expected beyond one year are classified as other liabilities. The Company has not recorded any interest or penalties since its inception. The Company is required to file income tax returns in the U.S. federal tax jurisdiction and in various state tax jurisdictions and tax years 2013, 2014 and 2015 remain open for examination by federal and/or state tax jurisdictions. The Company is currently not under examination by any other tax jurisdictions for any tax year.

Revenue Recognition

In accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, (codified in ASC 605) the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured.

Customer Concentration

The Company generates most of its revenues from sales to a single customer, Wal-Mart Stores, Inc. which accounted for approximately 99% of total revenues for the three and nine month periods ended September 30, 2017.

Advertising Costs

The costs of advertising are expensed as incurred. Advertising expense was $136 and $31,715 for the three months ended September 30, 2017 and 2016, respectively. Advertising expense was $5,437 and $32,578 for the nine months ended September 30, 2017 and 2016, respectively.

Share Based Compensation

The Company accounts for share-based compensation in accordance with the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718 and No. 505. The Company issues restricted stock to employees for their services. Cost for these transactions are measured at the fair value of the equity instruments issued at the date of grant. These shares are considered fully vested and the fair market value is recognized as expense in the period granted. The Company also issues restricted stock to consultants for various services. Costs for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment only if there is sufficient disincentive to ensure performance or (ii) the date at which the counterparty's performance is complete. The Company recognized consulting expenses and a corresponding increase to common stock and additional paid-in-capital related to stock issued for services. For agreements requiring future services, the consulting expense is to be recognized ratably over the requisite service period. During the nine months ended September 30, 2017, the Company issued 25,000 shares of common stock to an individual for product development services valued at $906.

Income (Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options warrants and convertible notes. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. Except as noted below, the Company has not issued any options or warrants to date. At September 30, 2017, the total potential shares issuable upon exercise of the various conversion options of all outstanding convertible promissory notes payable would be approximately 34,030,222 shares of the Company’s common stock.

Glucose Health, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

Inventory

Inventory is stated at the lower of cost (FIFO: first-in, first-out) or market, and includes finished goods. The cost of finished goods includes the cost of packaging supplies, direct and indirect labor and other indirect manufacturing costs. As of September 30, 2017, the Company had inventory of 4,927 units valued at $0, with no allowance for obsolescence.

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

NOTE 3 - STOCKHOLDERS’ EQUITY (DEFICIT)

As of September 30, 2017, 4,515,810 of the Company’s common stock and 1,000 shares of the Company’s preferred stock were issued and outstanding.

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

For the Three and Nine Months Ended September 30, 2017 and 2016

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

During August 2017, the Company issued 187,500 unregistered shares of common stock to a corporation for conversion of $1,500 accrued interest related to a note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the note.

During August 2017, the Company issued 160,500 unregistered shares of common stock to a corporation for conversion of $1,200 principal and $84 accrued interest related to a note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the note.

During September 2017, the Company issued 188,018 unregistered shares of common stock to a corporation for conversion of $1,400 principal and $104 accrued interest related to a note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the note.

Issuances pursuant to agreements

During July 2016, the Company issued 25,000 unregistered shares of the Company’s common stock as compensation. The shares were valued at $1,875.

During June 2017, the Company issued 25,000 unregistered shares of the Company’s common stock for services rendered. These shares were valued at $906.

NOTE 4 – NOTES PAYABLE

Notes payable, related party:

On May 1, 2016, the Company issued a $35,000 note to a corporation owned by the Company’s CEO. The loan bears interest at 24% per annum and has a maturity date of December 31, 2016. $35,000 remains outstanding as of September 30, 2017.

On March 11, 2016, the Company issued a $35,000 note to a corporation owned by the Company's CEO. The loan bears interest at 24% per annum and has a maturity date of July 11, 2016. On July 29, 2016, the loan was repaid in full.

Glucose Health, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

Notes payable:

On September 15, 2016, the Company issued a $5,000 note to a corporation. The loan bears interest at 12% per annum and is payable on demand. As of September 30, 2017, the loan was repaid in full.

On May 15, 2017, the Company issued an $18,000 note to a corporation. The loan bears interest at 12% per annum and is payable on demand. As of September 30, 2017, $10,000 remains outstanding.

Convertible notes payable, related party

The Company consolidated 18 separate convertible promissory notes of various principal amounts and fixed conversion prices, all bearing 5% interest per annum, issued to a corporation owned by the Company’s CEO during the period from August 4, 2014 through April 1, 2016, into a single convertible promissory note of $112,157, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.011, plus $5,939 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation owned by the Company’s CEO. As of September 30, 2017, the note balance is $112,157.

Convertible notes payable:

The Company consolidated 20 separate convertible promissory notes of various principal amounts and fixed conversion prices, all bearing 5% interest per annum, issued to corporation during the period from August 2, 2013 through April 1, 2016, into a single convertible promissory note of $169,065, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.008, plus $12,516 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation. As of September 30, 2017, the note balance is $159,220.

Other notes payable:

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $3,000 remains outstanding at September 30, 2017.

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $5,000 remains outstanding at September 30, 2017.

On January 25, 2013, the Company issued a $12,000 note to an individual. $6,000 remains outstanding at September 30, 2017. Subsequent to the period ending September 30, 2017, on October 27, 2017, the Company converted the $6,000 balance owing into 12,000 shares of common stock pursuant to a contractual agreement and retired the note.

On April 20, 2012, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.009 and a maturity date of October 20, 2012. $2,500 remains outstanding at September 30, 2017.

At September 30, 2017, accrued interest on all notes and convertible notes amounted to $41,429.

NOTE 5 - INTELLECTUAL PROPERTY

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product for the purchase price of 300,000 unregistered shares of the Company’s common stock from a company beneficially owned by the Company’s CEO, Murray Fleming. The shares were recorded at their par value of $0.001 per share or $300, valued at the nominal historical cost of the related party seller. All assets other than the intellectual property had a fair value of $0, with the intellectual property valued at $195 net of $105 of accumulated amortization.

Glucose Health, Inc.

Notes to Condensed Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

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

On January 8, 2016, we signed a Supplier Agreement with Wal-Mart Stores Inc. of Bentonville AK.

On January 25, 2016, we signed a Contract Manufacturing Agreement with Natural Solution Labs of Gravette, AK.

On February 3, 2016, we signed a Product Liability Insurance Agreement with Western Heritage Insurance.

On April 12, 2016, we signed a Warehousing/Logistics agreement with RR/NWA Logistics of Rogers, AK.

NOTE 7 – SETTLEMENT AGREEMENT

During May 2017, the Company entered into a Settlement and Release Agreement with a vendor concerning a payable of $53,777. The Company paid $15,500 in settlement of the payable with a release of $38,277 and the transfer of approximately 16,560 units of product to the Company, at no cost.

NOTE 8 - SUBSEQUENT EVENTS

On October 6, 2017, the Company issued 17,500 shares of unregistered common stock to an individual. The unregistered common stock was valued at $2,818.

On October 19, 2017, the Company entered into an agreement with Amazon to enable Amazon customers to purchase Glucose Health® products.

On October 27, 2017, the Company converted a $6,000 outstanding balance on a note into 12,000 shares of the Company’s common stock pursuant to a contractual agreement and retired the note. The common stock issued upon conversion of the note was valued at $1,931 and resulted in a gain of $4,069

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

We are a manufacturer of dietary supplements formulated to help maintain healthy blood sugar, triglyceride and cholesterol levels and regular digestive health and our business focus is serving the consumer market segment of persons concerned about pre-diabetes and/or Type-2 diabetes. Our principal product is Glucose Health® and we are in the early stages of manufacturing, marketing and distributing this product. For the nine-month period ended September 30, 2017, we generated gross profit of $57,240 and net income of $39,018 or $0.01 per share. This compares to gross profit of $18,781 and a net loss $286,363 or $0.11 per share for the previous nine-month period ended September 30, 2016.

On October 1, 2014, the Company entered into an Intellectual Property Purchase Agreement to purchase the “Glucose Health Natural Blood Sugar Maintenance” product. The product concept is a dietary supplement formulated from natural ingredients shown in certain clinical research, such as that published by the National Institutes of Health, National Library of Medicine website (see www.glucosehealth.com/clinical-trials), to have a beneficial impact upon blood glucose, triglyceride and cholesterol levels. The Centers for Disease Control and Prevention (CDC) publishes a National Diabetes Statistics Report annually. Their 2014 Report estimates 2 of 5 presently healthy Americans will develop Type-2 diabetes in their lifetime. We believe this CDC Report and other similar research points to a large and growing market of consumers likely concerned with pre-diabetes or Type-2 diabetes, including many of whom are also likely seeking natural products, such as Glucose Health®, to proactively maintain their good health.

After the purchase of the product, the Company undertook a series of steps to achieve a final product offering that would be considered efficacious as well as pleasant tasting by our target consumer market, being persons concerned with pre-diabetes and Type-2 diabetes, and would offer an equal or superior value proposition relative to our competition to be considered for stocking by national and regional pharmacy retailers. To assist in achieving our final product objectives, we retained a former head of beverage product development at Nestle. We retained an attorney specializing in compliance with Food and Drug Administration (FDA) regulations pertaining to dietary supplements and Federal Trade Commission (FTC) regulations, necessary, in part, to enable our product to be stocked by national pharmacy retailers. We also undertook several actions to establish and build our Glucose Health® brand. The Company conducted a design competition related to its packaging artwork and product logo and retained an experienced product packaging graphic artist to assist with all digital and print representations of the product. The Company filed for and received trademark protection for Glucose Health® with the United States Trademark and Patent Office (USPTO). While our primary sales and marketing focus is achieving sales to consumers through national and regional pharmacy retailers, secondarily, we intend to also market the product directly to customers via our dedicated product website and through other online marketplaces such as Amazon.

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

As of September 30, 2017, the Company’s Glucose Health® Daily Blood Sugar Maintenance Blueberry Tea Mix (60-Day Supply) product is stocked in the "Diabetic Supplies" section of most Walmart pharmacies in all 50 states.

Subsequent to the period ended September 30, 2017, on October 19, 2017, the Company entered into an agreement with Amazon to enable Amazon customers to purchase Glucose Health®.

Our Plan of Operation for the Next Twelve Months

Our principal business strategy for the next twelve months will be to introduce and manufacture new Glucose Health® products including flavor and packaging options; to implement marketing and sales initiatives; and to earn significant revenues and profits, of which there is no guarantee. Our sales initiatives will be focused upon securing repeat purchase orders for Glucose Health® products from national and regional pharmacy retailers. Our marketing initiatives will be primarily to support Glucose Health® channel sales through national and regional retail partners. We intend to continue advertising in and sponsoring, various print, digital and social media platforms, which align with the interest of our customers in dietary supplements related to metabolic syndrome, pre-diabetes and Type-2 diabetes. Secondarily to our primary sales and marketing initiatives above, we also intend to grow our online sales of Glucose Health® through sales from our product website and sales through other online marketplaces such as Amazon.

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

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

Revenues

We generated revenues of $23,783 compared to $2,110 for the three-month periods ended September 30, 2017 and 2016, respectively. Our increased revenue in the 2017 period is attributable to increased order demand for our product. We hope to fully implement our plan of operations by December 31, 2017 and generate greater revenues, of which there is no assurance.

Gross profit

We generated gross profit of $22,993 compared to a loss of $2,624 for the three-month periods ended September 30, 2017 and 2016, respectively. Our increased gross profit in the 2017 period is attributable to increased order demand for our product. We hope to fully implement our plan of operations by December 31, 2017 and generate greater gross profits, of which there is no assurance, and retain and invest such gross profits in expanding our operations.

Operating expenses

We incurred total operating expenses of $18,358 compared to $52,932 for the three-month periods ended September 30, 2017 and 2016, respectively. Our decreased operating expenses in the 2017 period is due to decreases in advertising and promotion fees, professional fees and stock based compensation.

Other Income (Expense)

We incurred total interest expense of $5,720 compared to $105,263 for the three-month periods ended September 30, 2017 and 2016, respectively. Our decreased total interest expense in the 2017 period is due to our prior year expensing of the beneficial conversion discount of our convertible notes payable. The Company fully amortized the beneficial conversion discount for all existing notes in 2016.

During the three-month period ended September 30, 2017, the Company deemed an account payable uncollectable pursuant to a legal opinion for a gain of $19,854.

Net income (loss)

We generated net income of $18,769 or $0.00 per share compared to a net loss of $160,819 or $0.06 per share for the three-month periods ended September 30, 2017 and 2016, respectively. Our increased net income in the 2017 period is attributable to our increase in gross profit, decrease in total interest expense and gain on an account payable.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

Revenues

We generated revenues of $72,940 compared to $298,039 for the nine-month periods ended September 30, 2017 and 2016, respectively. Our decreased revenue in the 2017 period is attributable to slowing order demand for our current product. We hope to introduce new products by December 31, 2017 and thereby generate greater revenues in the future, of which there is no assurance.

Gross profit

We generated gross profit of $57,240 compared to $18,781 for the nine-month periods ended September 30, 2017 and 2016, respectively. Our increased gross profit in the 2017 period is attributable to costs of production of our product being incurred in earlier periods. We hope to fully implement our plan of operations by December 31, 2017 and generate greater profits, of which there is no assurance, and retain and invest such profits in expanding our operations.

Operating expenses

We incurred total operating expenses of $64,841 compared to $80,580 for the nine-month periods ended September 30, 2017 and 2016, respectively. Our decreased operating expenses in the 2017 period is due to a decrease in advertising and promotion expense and an increase in bad debt expense, professional fees, insurance expense and office expense.

Other Income (Expense)

We incurred total interest expense of $11,512 compared to $224,564 for the nine-month periods ended September 30, 2017 and 2016, respectively. Our decreased total interest expense in the 2017 period is due to our prior year expensing of the beneficial conversion discount on all existing convertible notes payable. The Company fully amortized all beneficial conversion discounts in 2016.

During the nine-month period ended September 30, 2017, the Company settled an account payable item for a gain of $58,131.

Net income (loss)

We generate net income of $39,018 or $0.01 per share compared to a net loss of $286,363 or $0.11 per share for the periods ended September 30, 2017 and 2016, respectively. Our increased net income in the 2017 period is attributable to an increase in gross profit, decrease in interest expense and gain on settlement of an account payable.

Liquidity and Capital Resources

At September 30, 2017, our total assets were $26,353 consisting of $16,636 cash, $9,105 accounts receivable, $417 of prepaid expenses and $195 of intangible assets. This compares to our total assets of $33,145 at December 31, 2016, consisting of $20,542 in cash, $11,724 accounts receivable, $639 in prepaid expenses and $240 of intangible assets.

At September 30, 2017, our current liabilities totaled $452,585, consisting of $78,279 in accounts payable, accrued interest of $41,429, $35,000 in notes payable, related party, $10,000 in notes payable, $112,157 in convertible notes payable, related party, $159,220 in convertible notes payable and $16,500 in other notes payable. This compares to our current liabilities at December 31, 2016 of $528,592, consisting of $138,134 in accounts payable, accrued interest of $38,631, $35,000 in notes payable, related party, $5,000 in notes payable, $112,157 in related party convertible notes payable, $164,670 in convertible notes payable and $35,000 in other notes payable.

At September 30, 2017 and December 31, 2016, we had a working capital deficit of $426,427 and $495,477, respectively. We continue to rely upon funding from two private firms, one which is beneficially owned by the Company’s CEO, to meet our working capital requirements and continue our operations. Unless we continue secure additional funding from these firms, or others, of which there can be no assurance, we may not be able to continue our operations.

At September 30, 2017 and 2016, we had no other liabilities and no long-term commitments or contingencies.

Going Concern

Our independent registered public accounting firm has questioned our ability to continue operations as a “going concern.” While we expect to continue to grow our revenues and our gross profits from sales of Glucose Health®, there is no assurance of this occurring, and in the interim as we fully implement our plan of operations, we will seek to raise funds to meet our working capital needs principally through sales of our securities. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, even if available, will be obtainable on terms satisfactory to us. As a result, our independent registered public accounting firm believes that substantial doubt exists about our ability to continue operations.

Material Commitments

Notes payable, related party:

On May 1, 2016, the Company issued a $35,000 note to a corporation owned by the Company’s CEO. The loan bears interest at 24% per annum and has a maturity date of December 31, 2016. $35,000 remains outstanding as of September 30, 2017.

Notes payable:

On May 15, 2017, the Company issued an $18,000 note to a corporation. The loan bears interest at 12% per annum and is payable on demand. As of September 30, 2017, $10,000 remains outstanding.

Convertible notes payable, related party

The Company consolidated 18 separate convertible promissory notes of various principal amounts and fixed conversion prices, all bearing 5% interest per annum, issued to a corporation owned by the Company’s CEO during the period from August 4, 2014 through April 1, 2016, into a single convertible promissory note of $112,157, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.011, plus $5,939 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation owned by the Company’s CEO. As of September 30, 2017, the note balance is $112,157.

Convertible notes payable:

The Company consolidated 20 separate convertible promissory notes of various principal amounts and fixed conversion prices, all bearing 5% interest per annum, issued to corporation during the period from August 2, 2013 through April 1, 2016, into a single convertible promissory note of $169,065, bearing 5% interest per annum with a pro-rata fixed conversion price of $0.008, plus $12,516 accrued interest not subject to additional interest. The consolidation was for the purposes of administrative simplification and no inducement nor benefit was given to the corporation. As of September 30, 2017, the note balance is $159,220.

Other notes payable:

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $3,000 remains outstanding at September 30, 2017.

On December 10, 2013, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.015 and a maturity date of June 10, 2014. $5,000 remains outstanding at September 30, 2017.

On January 25, 2013, the Company issued a $12,000 note to an individual. $6,000 remains outstanding at September 30, 2017. Subsequent to the period ending September 30, 2017, the Company converted the remaining $6,000 balance of the note into 12,000 shares of common stock pursuant to a contractual agreement.

On April 20, 2012, the Company issued a convertible note to an individual. The loan bears interest at 5% per annum, has a fixed conversion price of $0.009 and a maturity date of October 20, 2012. $2,500 remains outstanding at September 30, 2017.

At September 30, 2017, accrued interest on all notes and convertible notes amounted to $41,429.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f of the Exchange Act) that occurred during the period ended September 30, 2017, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three-month period ended September 30, 2017, the Company issued 536,018 unregistered shares of its common stock, as follows:

In August 2017, the Company issued 187,500 unregistered shares of common stock to a corporation for conversion of $1,500 accrued interest related to a note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the note.

In August 2017, the Company issued 160,500 unregistered shares of common stock to a corporation for conversion of $1,200 principal and $84 accrued interest related to a note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the note.

In September 2017, the Company issued 188,018 unregistered shares of common stock to a corporation for conversion of $1,400 principal and $104 accrued interest related to a note. These unregistered shares were valued at $0.008 per share, the fixed conversion price stated in the note.

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

Use of Proceeds of Registered Securities.

There were no proceeds from the sales the Company’s unregistered common stock in the three months ended September 30, 2017.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of common stock during the period ending September 30, 2017.

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

Glucose Health, Inc.
a Nevada corporation

Date: November 14, 2017	By:	/s/ Murray Fleming
Murray Fleming
	Its:	Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer)

